Form 10QSB
period 2002-03-31
CEDAR MOUNTAIN DISTRIBUTORS INC
filed 2002-06-11
CIK 1144255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                             For the quarter ended:
                                 March 31, 2002


                             Commission File Number
                                    --------

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                   -------------------------------------------
                 (Name of small business issuer in its charter)

            Nevada                                              91-2015441
 -------------------------------                           --------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                           Identification number)

                              1236 EAST FRONTIER LANE
                                  OLATHE, KANSAS                  66062
                     --------------------------------------       --------
                    (Address of Principal Executive offices)     (Zip Code)

                    Issuer's telephone number: (913) 782-3068

           Securities registered under Section 12(b) of the Act: None Securities registered under Section 12(g) of the Act: None:

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]

There were 3,000,000 shares of common stock $.001 par value outstanding as of April 30, 2002.

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes [ ]    No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

         The Consolidated Financial Statements of the Company required to be filed with this 10-QSB Quarterly Report were prepared by management and commence on the following page, together with related Notes. In the opinion of management, the Consolidated Financial Statements fairly present the financial condition of the Company.

                             CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                CONSOLIDATED BALANCE SHEETS


                                          ASSETS
                                                                     March 31,  December 31,
                                                                       2002        2001
                                                                    (Unaudited)
                                                                    ---------    ---------
Current assets:
      Cash ......................................................   $   5,471    $   6,986
      Accounts receivable .......................................      11,734        4,829
      Merchandise inventory, at lower of cost or market .........      10,182       11,591
                                                                    ---------    ---------
                 Total current assets ...........................      27,387       23,406

other Assets:
      Prepaid Offering Costs.....................................      23,720       15,000
                                                                    ---------    ---------

                                                                    $  51,107       38,406
                                                                    =========    =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts and notes payable:
           Accounts payable .....................................   $  13,319        5,482
           Accrued interest payable..............................       9,816        7,427
           Notes payable, shareholder                                  99,000       90,500
                                                                    ---------    ---------

                 Total current liabilities ......................     122,135      103,409

Shareholders' equity deficit:
      Preferred stock, $0.001 par value;
       5,000,000 shares authorized, -0-
       issued and outstanding ...................................        --           --
      Common stock, $0.001 par value,
       50,000,000 shares authorized, 3,000,000
       and 3,000,000 issued and outstanding .....................       3,000        3,000
      Additional paid-in capital ................................      39,110       35,510
      Retained deficit ..........................................    (113,138)    (103,513)
                                                                    ---------    ---------
                   Total shareholders' equity  (deficit).........     (71,028)     (65,003)
                                                                    ---------    ---------
                                                                    $  51,107       38,406
                                                                    =========    =========

                See accompanying notes to consolidated financial statements

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                      For the Quarter Ended
                                                             March 31,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
Sales ..................................          $      9,659     $     10,618

Cost of sales ..........................                 7,878            6,722
                                                  ------------     ------------
            Gross profit ...............                 1,781            3,896
                                                  ------------     ------------

Operating Expenses .....................                 9,017           15,683
                                                  ------------     ------------
            Loss from operations .......                (7,236)         (11,787)

Interest (expense) .....................                (2,389)            (664)
                                                  ------------     ------------
            Net loss ...................          $     (9,625)    $    (12,451)
                                                  ============     ============

Net loss per basic common share ........          $      (0.00)    $      (0.00)
                                                  ============     ============

Number of shares outstanding for purposes
  of computing net loss per
  basic and diluted share ..............             3,000,000        3,000,000
                                                  ============     ============

           See accompanying notes to consolidated financial statements

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                               For the Quarters Ended
                                                                       March 31,
                                                               ----------------------
                                                                  2002        2001
                                                               ---------    ---------
Cash flows from operating activities:

      Net loss .............................................   $  (9,625)   $ (12,451)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Contribution of Services ........................       3,600        3,600
                                                               ---------    ---------
                                                                  (6,025)      (8,851)

      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets ......................      (5,496)      (6,203)
           Accounts payable and accrued expenses ...........      10,226       (6,318)
                                                               ---------    ---------
              Net cash flow (used in) operating activities .      (1,295)     (21,372)
                                                               ---------    ---------


Cash flows from financing activities:
      Offering costs incurred ..............................      (8,720)        --
      Proceeds from Notes Payable - Shareholders............       8,500       40,000
                                                               ---------    ---------
              Net cash flow provided by (used in)
                financing activities                                (220)      40,000
                                                               ---------    ---------

Net change in cash .........................................      (1,515)      18,628

Cash at beginning of period ................................       6,986        2,573
                                                               ---------    ---------

              Cash at end of period ........................   $   5,471    $  21,201
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ........................................   $    --      $    --
                                                               =========    =========
           Income taxes ....................................   $    --      $    --
                                                               =========    =========

              See accompanying notes to consolidated financial statements

                       CEDAR MOUNTAIN DISTRIBUTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                            MARCH 31, 2002 AND 2001


1. Interim Reporting - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's report and financial statements dated
December 31, 2001 included on Form SB-2 filed May 3, 2002.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses through March 31, 2002, and has used significant amounts of working capital in its operations. Further, at March 31, 2002, current liabilities exceed current assets by $94,748, and total liabilities exceed total assets by $71,028.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its debt obligations and the success of its future operations. Management believes that actions presently being taken which include, among other things, additional stockholder loans to the Company and a restructuring designed to improve long-term profitability and generate steady growth, provide the opportunity for the Company to continue as a going concern.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         For the quarter ended March 31, 2002, the Company had revenues of $9,659 and cost of net product sales of $7,878 compared to revenues of $10,618 and cost of $6,722 for the quarter ended March 31, 2001. Operating expenses were $9,017, resulting in a loss from operations of $7,236, compared to operating expenses and a loss from operations of $15,683 and $11,787, respectively for the same quarter of the prior year. A higher level of operations and promotion activities is expected when additional funding is achieved.

Liquidity and Capital Resources.

         On March 31, 2002, the Company had $27,387 in current assets, including $5,471 in cash, and total current liabilities of $122,135, resulting in a net working capital deficit of $94,748 compared to a net working capital deficit of $80,003 at December 31, 2001. Net cash used in operating activities for the quarter ended March 31, 2002 was $1,295, compared to $21,372 for the quarter ended March 31, 2001. Net cash used in financing activities for the quarter ended March 31, 2002 was $220. Proceeds of notes payable to shareholders were $40,000 during the quarter ended March 31, 2001.

         In May of 2002, the Company received approval of a registration for an offering of its common stock. Two hundred thousand shares are to be offered at a price of $1.00 per share, resulting in gross proceeds of $200,000 and net proceeds to the Company from the offering of approximately $150,000. The Company intends to use the net cash proceeds to expand its operations and believes it will have sufficient cash resources to execute its planned operations for the year ending December 31, 2002. The Company does not have any commitments for significant capital or operating expenditures above their current levels.

         The Company's independent accountants have expressed substantial doubt about the Company's ability to continue as a going concern. Management plans to continue operating the Company and to pursue various financing activities, such as additional stockholder loans and equity financing.

Forward Looking Statements

         Certain statements contained in this Report on Form 10-QSB, including statements of the Company's current expectations, intentions, plans and beliefs, and statements containing the words "believes," "anticipates," "estimates," "expects," or "may," are forward-looking statements, as defined in Section 21D of the Securities Exchange Act of 1934. Such forward-looking statements involve known and unknown risk, uncertainties and other factors which may cause the actual results, performance, timing or achievements of the Company to be materially different from any results, performance, timing or achievements expressed or implied by such forward-looking statements.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2. Changes in Securities.

         None

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits. None

         (b) Reports on Form 8-K: None


                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CEDAR MOUNTAIN DISTRIBUTORS, INC.

                                            By:  /s/  James R. Smith
                                               --------------------------------
                                                James R. Smith
                                                President and Principal
                                                Executive Officer