Form 10QSB
period 2002-06-30
CEDAR MOUNTAIN DISTRIBUTORS INC
filed 2002-08-19
CIK 1144255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                             For the quarter ended:
                                  June 30, 2002
                             Commission File Number
                                    --------

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                  ---------------------------------------------
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

                                 Yes [X] No [ ]


There were 3,000,000 shares of common stock $.001 par value outstanding as of July 30, 2002.

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

                              CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                CONSOLIDATED BALANCE SHEETS


                                          ASSETS
                                                                     June 30,   December 31,
                                                                       2002        2001
                                                                    (Unaudited)
                                                                    ---------    ---------
Current assets:

      Cash .....................................................    $   2,204    $   6,986
      Accounts receivable .......................................       5,783        4,829
      Merchandise inventory, at lower of cost or market .........      13,523       11,591
                                                                    ---------    ---------
                 Total current assets ...........................      21,510       23,406

Other assets:
      Prepaid Offering Costs.....................................      30,091       15,000
                                                                    ---------    ---------

                                                                    $  51,601    $  38,406
                                                                    =========    =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts and notes payable:
           Accounts payable .....................................   $  21,473    $   5,482
           Accrued interest payable..............................      12,360        7,427
           Notes payable, shareholder                                 103,000       90,500
                                                                    ---------    ---------

                 Total current liabilities ......................     136,833      103,409

Shareholders' deficit:
      Preferred stock, $0.001 par value;
       5,000,000 shares authorized, -0-
       issued and outstanding ...................................        --           --
      Common stock, $0.001 par value,
       50,000,000 shares authorized, 3,000,000
       and 3,000,000 issued and outstanding .....................       3,000        3,000
      Additional paid-in capital ................................      42,710       35,510
      Accumulated deficit........................................    (130,942)    (103,513)
                                                                    ---------    ---------
                   Total shareholders' deficit...................     (85,232)     (65,003)
                                                                    ---------    ---------
                                                                    $  51,601    $  38,406
                                                                    =========    =========

                See accompanying notes to consolidated financial statements

                                             3

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                      For the Quarter Ended
                                                             June 30,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
      Sales ..................................    $      8,480     $      9,186

      Cost of sales ..........................           7,027            5,517
                                                  ------------     ------------
                  Gross profit ...............           1,453            3,669
                                                  ------------     ------------

      Operating Expenses .....................          16,713           20,984
                                                  ------------     ------------
                  Loss from operations .......         (15,260)         (17,315)

      Interest expense .......................          (2,544)          (1,582)
                                                  ------------     ------------
                  Net loss ...................    $    (17,804)    $    (18,897)
                                                  ============     ============

      Net loss per basic common share ........    $      (0.01)    $      (0.01)
                                                  ============     ============

      Number of shares outstanding for purposes
        of computing net loss per
        basic and diluted share ..............       3,000,000        3,000,000
                                                  ============     ============

           See accompanying notes to consolidated financial statements

                                          4

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     For the Six Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
      Sales ..................................    $     18,139     $     19,804

      Cost of sales ..........................          14,905           12,239
                                                  ------------     ------------
                  Gross profit ...............           3,234            7,565
                                                  ------------     ------------

      Operating Expenses .....................          25,730           36,667
                                                  ------------     ------------
                  Loss from operations .......         (22,496)         (29,102)

      Interest expense .......................          (4,933)          (2,246)
                                                  ------------     ------------
                  Net loss ...................    $    (27,429)    $    (31,348)
                                                  ============     ============

      Net loss per basic common share ........    $      (0.01)    $      (0.01)
                                                  ============     ============

      Number of shares outstanding for purposes
        of computing net loss per
        basic and diluted share ..............       3,000,000        3,000,000
                                                  ============     ============

           See accompanying notes to consolidated financial statements

                                         5

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                              For the Six Months Ended
                                                                        June 30,
                                                               ----------------------
                                                                  2002        2001
                                                               ---------    ---------
Cash flows from operating activities:

      Net loss .............................................   $ (27,429)   $ (31,348)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Contribution of Services ........................       7,200        7,200
                                                               ---------    ---------
                                                                 (20,229)     (24,148)

      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets ......................      (2,886)     (15,072)
           Accounts payable and accrued expenses ...........      20,924       (2,642)
                                                               ---------    ---------
              Net cash flow used in operating activities ...      (2,191)     (41,862)
                                                               ---------    ---------


Cash flows from financing activities:
      Offering costs incurred ..............................     (15,091)      (7,500)
      Proceeds from Notes Payable - Shareholders............      12,500       67,500
                                                               ---------    ---------
              Net cash flow provided by (used in)
                 financing activities                             (2,591)      60,000
                                                               ---------    ---------

Net change in cash .........................................      (4,782)      18,138

Cash at beginning of period ................................       6,986        2,573
                                                               ---------    ---------

              Cash at end of period ........................   $   2,204    $  20,711
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ........................................   $    --      $    --
                                                               =========    =========
           Income taxes ....................................   $    --      $    --
                                                               =========    =========

              See accompanying notes to consolidated financial statements

                                           6

                       CEDAR MOUNTAIN DISTRIBUTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             JUNE 30, 2002 AND 2001


1.   Interim Reporting  - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB dated December 31, 2001.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses through June 30, 2002, and has used significant amounts of working capital in its operations. Further, at June 30, 2002, current liabilities exceed current assets by $115,323, and total liabilities exceed total assets by $85,232.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         For the quarter ended June 30, 2002, the Company had sales of $8,480 and cost of net product sales of $7,027 compared to sales of $ 9,186 and cost of $5,517 for the quarter ended June 30, 2001. Operating expenses were $16,713, resulting in a loss from operations of $15,260, compared to operating expenses and a loss from operations of $20,984 and $17,315, respectively for the same quarter of the prior year.

         For the six months ended June 30, 2002, the Company had revenues of $18,139 and cost of net product sales of $14,905 compared to revenues of $19,804 and cost of $12,239 for the six months ended June 30, 2001. Operating expenses were $25,730, resulting in a loss from operations of $22,496 compared to operating expenses and a loss from operations of $36,667 and $29,102, respectively for the same six months of the prior year. A higher level of operations and promotion activities is expected when additional funding is achieved.

Liquidity and Capital Resources.

         On June 30, 2002, the Company had $21,510 in current assets, including $2,204 in cash, and total current liabilities of $136,833, resulting in a net working capital deficit of $115,323 compared to a net working capital deficit of $80,003 at December 31, 2001. Net cash used in operating activities for the six months ended June 30, 2002 was $2,191, compared to $41,862 for the six months ended June 30, 2001. Net cash used in financing activities for the six months ended June 30, 2002 was $2,591. Net cash provided by financing activities for the six months ended June 30, 2001 was $60,000, consisting of proceeds of notes payable to shareholders of $67,500 and a $7,500 payment of offering costs.

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

         The Company's independent accountants have expressed substantial doubt about the Company's ability to continue as a going concern. Management plans to continue operating the Company and to raise capital, pursue various financing activities, and restructure the Company to improve long-term profitability and generate steady growth.

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

                                            CEDAR MOUNTAIN DISTRIBUTORS, INC.

                                            By:  /s/  James R. Smith
                                               --------------------------------
                                                James R. Smith
                                                President and Principal
                                                Executive Officer

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, James R. Smith, Chief Executive Officer and Chief Accounting Officer of CEDAR MOUNTAIN DISTRIBUTORS, INC. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-QSB for the period ending June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ James R. Smith
----------------------------------------------------
James R. Smith
Chief Executive Officer and Chief Accounting Officer
August 14, 2002