Form 10QSB
period 2002-09-30
CEDAR MOUNTAIN DISTRIBUTORS INC
filed 2002-11-19
CIK 1144255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                             For the quarter ended:
                               September 30, 2002
                             Commission File Number
                                    333-64840

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.

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

                                 Yes [X] No [ ]


There were 3,000,000 shares of common stock $.001 par value outstanding as of October 31, 2002.

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

                              CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                CONSOLIDATED BALANCE SHEETS


                                          ASSETS
                                                                  September 30, December 31,
                                                                       2002        2001
                                                                    (Unaudited)
Current assets:
      Cash .....................................................    $   2,530    $   6,986
      Accounts receivable .......................................       1,496        4,829
      Merchandise inventory, at lower of cost or market .........      11,217       11,591
                                                                    ---------    ---------
                 Total current assets ...........................      15,243       23,406

Other Assets:
      Prepaid Offering Costs.....................................      30,091       15,000
                                                                    ---------    ---------

                                                                    $  45,334    $  38,406
                                                                    =========    =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts and notes payable:
           Accounts payable .....................................   $  14,109    $   5,482
           Accrued interest payable..............................      14,958        7,427
           Notes payable, shareholder                                 104,000       90,500
                                                                    ---------    ---------

                 Total current liabilities ......................     133,067      103,409

Shareholders' deficit:
      Preferred stock, $0.001 par value;
       5,000,000 shares authorized, -0-
       issued and outstanding ...................................        --           --
      Common stock, $0.001 par value,
       50,000,000 shares authorized, 3,012,500
       and 3,000,000 issued and outstanding .....................       3,013        3,000
      Additional paid-in capital ................................      58,797       35,510
      Accumulated deficit .......................................    (149,543)    (103,513)
                                                                    ---------    ---------
                   Total shareholders' deficit...................     (87,733)     (65,003)
                                                                    ---------    ---------
                                                                    $  45,334    $  38,406
                                                                    =========    =========

                See accompanying notes to consolidated financial statements

                                             3

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                      For the Quarter Ended
                                                          September 30,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
      Sales ..................................    $      3,276     $      4,988

      Cost of sales ..........................           2,686            4,218
                                                  ------------     ------------
                  Gross profit ...............             590              770
                                                  ------------     ------------

      Operating Expenses .....................          16,594           21,362
                                                  ------------     ------------
                  Loss from operations .......         (16,004)         (20,592)

      Interest expense........................          (2,597)          (2,936)
                                                  ------------     ------------
                  Net loss ...................    $    (18,601)    $    (23,528)
                                                  ============     ============

      Net loss per basic common share ........    $      (0.01)    $      (0.01)
                                                  ============     ============

      Number of shares outstanding for purposes
        of computing net loss per
        basic and diluted share ..............       3,000,000        3,000,000
                                                  ============     ============

           See accompanying notes to consolidated financial statements

                                         4

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                     For the Nine Months Ended
                                                          September 30,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
      Sales ..................................    $     21,415     $     27,792

      Cost of sales ..........................          17,591           16,457
                                                  ------------     ------------
                  Gross profit ...............           3,824           11,335
                                                  ------------     ------------

      Operating Expenses .....................          42,324           58,029
                                                  ------------     ------------
                  Loss from operations .......         (38,500)         (46,694)

      Interest expense .......................          (7,530)          (5,182)
                                                  ------------     ------------
                  Net loss ...................    $    (46,030)    $    (51,876)
                                                  ============     ============

      Net loss per basic common share ........    $      (0.02)    $      (0.02)
                                                  ============     ============

      Number of shares outstanding for purposes
        of computing net loss per
        basic and diluted share ..............       3,000,000        3,000,000
                                                  ============     ============

           See accompanying notes to consolidated financial statements

                                       5

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                              For the Nine Months Ended
                                                                    September 30,
                                                               ----------------------

                                                                  2002        2001
                                                               ---------    ---------
Cash flows from operating activities:
      Net loss .............................................   $ (46,030)   $ (51,876)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Contribution of Services ........................      10,800       10,800
                                                               ---------    ---------
                                                                 (35,230)     (41,076)

      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets ......................       3,707      (12,908)
           Accounts payable and accrued expenses ...........      16,158        4,897
                                                               ---------    ---------
              Net cash flow used in operating activities ...     (15,365)     (49,087)
                                                               ---------    ---------


Cash flows from financing activities:
      Offering costs incurred ..............................     (15,091)     (15,000)
      Proceeds of Sales of Common Stock                           12,500         --
      Proceeds from Notes Payable - Shareholders............      13,500       80,000
                                                               ---------    ---------
              Net cash flow provided by (used in)
                 financing activities                             10,909       65,000
                                                               ---------    ---------

Net change in cash .........................................      (4,456)      15,913

Cash at beginning of period ................................       6,986        2,573
                                                               ---------    ---------

              Cash at end of period ........................   $   2,530    $  18,486
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ........................................   $    --      $    --
                                                               =========    =========
           Income taxes ....................................   $    --      $    --
                                                               =========    =========

              See accompanying notes to consolidated financial statements

                                          6

                       CEDAR MOUNTAIN DISTRIBUTORS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                          SEPTEMBER 30, 2002 AND 2001



1. Interim Reporting - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB dated December 31, 2001.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses through September 30, 2002, and has used significant amounts of working capital in its operations. Further, at September 30, 2002, current liabilities exceed current assets by $117,824, and total liabilities exceed total assets by $87,733.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its debt obligations and the success of its future operations. Management believes that actions presently being taken which include, among other things, additional stockholder loans to the Company, additional sales of common stock and a restructuring designed to improve long-term profitability and generate steady growth, provide the opportunity for the Company to continue as a going concern.

2. Sale of Common Stock

During the quarter ending September 30, 2002, the Company sold 12,500 shares of common stock for total proceeds of $12,500.

3. Notes Payable - Shareholders

During the quarter ending September 30, 2002, the Company borrowed $13,500 from a shareholder under a demand note that bears interest at the rate of 10% per annum.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         For the quarter ended September 30, 2002, the Company had sales of $3,276 and cost of net product sales of $2,686 compared to sales of $ 4,988 and cost of $4,218 for the quarter ended September 30, 2001. Operating expenses were $16,594, resulting in a loss from operations of $16,004, compared to operating expenses and a loss from operations of $21,362 and $20,592, respectively for the same quarter of the prior year.

         For the nine months ended September 30, 2002, the Company had sales of $21,415 and cost of net product sales of $17,591 compared to sales of $27,792 and cost of $16,457 for the nine months ended September 30, 2001. Operating expenses were $42,324, resulting in a loss from operations of $38,500 compared to operating expenses and a loss from operations of $58,029 and $46,694, respectively for the same nine months of the prior year. A higher level of operations and promotion activities is expected when additional funding is achieved.

Liquidity and Capital Resources.

         On September 30, 2002, the Company had $15,243 in current assets, including $2,530 in cash, and total current liabilities of $133,067, resulting in a net working capital deficit of $117,824 compared to a net working capital deficit of $80,003 at December 31, 2001. Net cash used in operating activities for the nine months ended September 30, 2002 was $15,365, compared to $49,087 for the nine months ended September 30, 2001. Net cash provided by financing activities for the nine months ended September 30, 2002 was $10,909, consisting of the sale of common stock of $12,500, proceeds of notes payable from shareholders of $13,500 and a $15,091 payment of offering costs. Net cash provided by financing activities for the nine months ended September 30, 2001 was $65,000, consisting of proceeds of notes payable to shareholders of $80,000 and a $15,000 payment of offering costs.

         In May of 2002, the Company received approval of a registration for an offering of its common stock. Two hundred thousand shares are to be offered at a price of $1.00 per share, resulting in gross proceeds of $200,000 and net proceeds to the Company from the offering of approximately $150,000. The Company intends to use the net cash proceeds to expand its operations and believes it will have sufficient cash resources to execute its planned operations for the year ending December 31, 2002. As of September 30, 2002, 12,500 shares of common stock have been sold for total proceeds of $12,500. As of November 7, 2002, the entire two hundred thousand shares of common stock had been sold for a total proceeds of $200,000. The Company does not have any commitments for significant capital or operating expenditures above their current levels.

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


Item 3.  Controls and Procedures

         Currently we have only one employee who is also our sole officer and director and therefore we have not adopted any internal controls or any disclosure controls and procedures.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

         None

Item 2.  Changes in Securities.

         The Company sold 200,000 shares of common stock in a registered offering which was approved in May 2002 and completed November 7, 2002. Of the shares sold, 12,500 were outstanding at September 30, 2002.

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

                                            CEDAR MOUNTAIN DISTRIBUTORS, INC.

                                            By:  /s/  James R. Smith
                                               --------------------------------
                                                James R. Smith
                                                President and Principal
                                                Executive Officer

                                 Certifications

I, James R. Smith, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Cedar Mountain Distributors, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002


/s/ James R. Smith
-------------------------------------
James R. Smith
Chief Executive and Financial Officer

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, James R. Smith, Chief Executive Officer and Chief Accounting Officer of CEDAR MOUNTAIN DISTRIBUTORS, INC. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-QSB for the period ending September 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ James R. Smith
-----------------------------------------------------
James R. Smith
Chief Executive Officer and Chief Accounting Officer
November 19, 2002