Form 10KSB
period 2002-12-31
CEDAR MOUNTAIN DISTRIBUTORS INC
filed 2003-04-10
CIK 1144255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                December 31, 2002

                             Commission File Number
                                    333-64840

                        Cedar Mountain Distributors, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                                91-2015441
-------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification number)

                              1236 EAST FRONTIER LANE
                               OLATHE, KANSAS 66062
                      -------------------------------------
                    (Address of Principal Executive offices)

                    Issuer's telephone number: (913) 782-3068
           Securities registered under Section 12(b) of the Act: None Securities registered under Section 12(g) of the Act: None

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes [X] No [ ]

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for the most recent fiscal year. $25,452.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 15, 2003 was not determined. No public market has been established for the Company's common stock.

There were 3,200,000 shares of common stock $.001 par value outstanding as of March 15, 2003.

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes [ ]; No [X]

Item 1.  Description of Business

Introduction

Cedar Mountain Distributors, Inc. was incorporated in the State of Nevada on December 23, 1999 using the name "KNETX Skates Corporation." On June 9, 2000, the name was changed to Cedar Mountain Distributors, Inc. ("our Company," "us," "we," "our," etc.). On June 20, 2000, we acquired all common stock of Tarus International, Inc. ("Tarus"), a company incorporated in the State of Kansas, which is now our wholly-owned subsidiary. Before this acquisition, we were not actively engaged in any business activity, had no revenues, and had only very limited operating expenses. Prior to this merger, Tarus was engaged in the sale and distribution of beverage products from the time of its formation on August 5, 1999. Our principal executive offices are located at 1236 East Frontier Lane, Olathe, Kansas 66062. Our telephone number is (913) 782-3068. Our fiscal year coincides with the calendar year and ends on December 31.

Business

We are an early stage beverage brokerage company based in Olathe, Kansas. We supply a limited line of beverages to schools, universities, wholesalers, retailers, and distributors in the Midwestern United States through our subsidiary, Tarus. Our products include beverages in four traditional beverage categories: bottled water, fruit beverages, soft drinks, and sports drinks. We do not develop, produce, bottle, or otherwise manufacture any of our own products. Our principal business is soliciting contracts to purchase beverage products from wholesalers and arranging distribution of those products to institutional and retail customers.

Marketing Strategy and Plan of Operations

We currently have rights to distribute four beverage products in the Midwest. Kansas City is our base of operations and initial market. We plan to seek the rights to broker additional products and will seek partnerships with bottlers, distributors, and producers to develop markets in other areas of the country. Once established domestically, we intend to formulate a plan to expand into international markets

We intend to seek additional funding to implement this plan through one of two methods on terms not yet determined. The first method would involve securing additional loans, most likely from our existing investors or possibly from banks. The second method would involve a private offering of our stock in reliance on Regulation D and/or Section 4(2) of the Securities Act. We may also revise our business plan to enable us to continue operations with reduced funding.

Competition

The sports drink, fruit drink, and bottled water beverage markets are dominated by major players such as Coca Cola, Pepsi, Cadbury, Quaker Oats, and others whose total sales exceeded $20 billion in 1997. While many of our competitors have greater financial resources, we believe we can successfully compete in niche markets for two reasons. First, consumers like variety and choice and the beverage industry is highly diversified. As a result, smaller beverage companies have been successful in catering to market niches. Second, Mr. Smith's experience and customer contacts have given us a foothold in the local distribution market. An important factor in our early sales growth is Mr. Smith's personal contacts with local school districts. As we expand our markets beyond school programs, a key component of the Company's success will be the caliber and commitment of Mr. Smith.

Regulation

The Company's business is not regulated by any governmental agency and approval from any governmental agency is not required for it to market or sell its products.

Concentration

Our business depends heavily on a key supplier. As a distributor, we face a number of risks over which we will have little control. Since we do not bottle the products we distribute, we are and will be dependent on our suppliers. Suppliers at anytime will determine prices, availability, delivery time, and the quality of our products. Any failure by the supplier to meet product demand or to maintain product quality could adversely affect us. At present, our only supplier is Vancol Industries ("Vancol") of Denver, Colorado, with which we have no formal agreement, only a operational understanding whereby we request product and they determine whether or not to fill our requests as is customary in the beverage distribution market. If Vancol or future suppliers were to experience production delays, work stoppages, an act of God, or were to discontinue production of one or more of these beverages or go out of business, we would suffer financial losses.

We have no exclusive licensing rights and our territory not guaranteed. Our primary beverage supplier, Vancol, does not grant exclusive marketing territories, nor are licensing rights guaranteed for any defined period of time. As a result, the target marketing area might be given to a competitor if we fail to support the existing customer base, aggressively market to new customers, or fail to grow sales.

Facilities

We currently operate from a home office where all current orders, deliveries, billing, and communications are handled. This office is the personal residence of James R. Smith, our President, who provides the space at no charge with no formal lease. We have no other properties or facilities currently.

Employees

The Company presently has one part-time employee, James R. Smith, who is also the sole director and officer. The Company will add additional personnel as funding is available and the business plan develops.

Item 2. Description of Property

The Company's executive offices are located at 1236 East Frontier Lane, Olathe, KS 66062, in the home of its president.

The Company does not own or invest in, nor does the Company intend in the future, to own or invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

The Company is not a party to any material pending or threatened legal proceedings nor is any of its property subject to any such legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2002, either through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Company's common stock.

The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions that currently materially limit the Company's ability to pay dividends or which the Company reasonably believes are likely to limit materially the future payment of dividends on common stock. On March 15, 2003, the Company had 38 shareholders of record.

Item 6. Management's Discussion and Analysis of Financial Condition and Result of Operations.

Results of Operations for the years ended December 31, 2002 and 2001.

For the year ended December 31, 2002, the Company had revenues of $25,452, cost of product sales of $20,655 and operating expenses of $130,062, resulting in a loss from operations of $125,265, operating expenses included $70,000 is consulting fees paid to affiliated companies for assistance with management matters including evaluation and definition of the business plan. For the year ended December 31, 2001, the Company had revenues of $30,159, cost of product sales of $19,160 and operating expenses of $79,888, resulting in a loss from operations of $68,889. Management expects that operating expenses will be reduced until additional funding is obtained.

Liquidity and Capital Resources.

On December 31, 2002, the Company had $19,126 in current assets, including $9,840 in cash. Total current liabilities at December 31, 2001 were $34,082, resulting in a net working capital deficit of $14,956. Net cash used in operating activities for the year ended December 31, 2002 was $114,055, compared to $62,087 for the year ended December 31, 2001. Net cash provided by financing activities for the year ended December 31, 2002 was $116,909 compared to $66,500 for the year ended December 31, 2001.

In November of 2002, the Company completed an offering of its common stock. Two hundred thousand shares were sold at a price of $1.00 per share, resulting in gross proceeds of $200,000. Expenses of the offering were $30,091 and net proceeds to the Company from the offering were $169,909, of which $94,359 was used to repay existing notes payable. The Company used the net cash proceeds in its operations and believes it has sufficient cash resources to maintain its operations at the current restricted level but will need to obtain additional funding to execute its business plan and expand its operations for the year ending December 31, 2003.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 8 the Company has losses from operations, a deficit working capital position and a net capital deficiency that raise substantial doubt about the Company's ability to continue as to going concern. Management's plans in regard to these matters are also described in
Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 7.  Financial Statements - Appears at the end of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The executive officers, directors and key employees of the Company and their ages are as follows:

         James Smith            63           President, Treasurer, Secretary
                                             and Director since 2000

The Company's directors are elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers are elected by the board of directors and hold office until their successors are elected and qualified.

The Company has only one part-time employee that is also the sole director and officer. Therefore, the Company has no audit or compensation committee.

James R. Smith is President, Secretary, Treasurer, Director and key manager of the company. He has over 39 years business and administrative experience, including thirteen years of part or full time work in the beverage industry (Europa Distributers, 1982-84; Frontier, Inc., 1992-2001; Tarus International, our subsidiary, 1999-2001). Mr. Smith has demonstrated abilities in the areas of administration, management (budget, personnel, and facilities), sales, service, business consulting, personnel interrelationships, advertising, and leadership. He has experience and the ability to develop a business from start-up through implementation. His business creation experience include the creation and development of real estate ownership/partnerships, a computer consulting company, a physical fitness center, and two beverage distribution companies.

Mr. Smith's beverage distribution career began in 1982 when he created Europa Distributors, Inc., a beverage distribution company very similar to Cedar Mountain Distributors. Europa, based in Olathe, Kansas, obtained the exclusive distributing rights for Chapelle(R)Sparkling Mineral Waters that were imported from Germany. In a one-year period, Europa conducted $700,000 in sales in 23 states. Mr. Smith set up distribution nationwide with beer wholesalers and served as President of the company. In 1984 Mr. Smith sold his shares in the company to take the position of Vice President of University Relations at Ottawa University. In 1992, Mr. Smith returned to the beverage industry and created Frontier, Inc., a Kansas City based vending machine supplier of soft drinks and snacks. In 1999, Mr. Smith established Tarus International, Inc., a wholesale beverage supplier that serves both retail stores and schools. Each of these entities with which Mr. Smith works, including the Company service different markets and do not compete with each other. Frontier, Inc.'s operation differs from Tarus by only providing vending products: Tarus does not market or provide vending products. Additionally, Frontier, Inc. does not individually market or distribute products represented by Tarus.

Mr. Smith is a graduate of Ottawa University in Ottawa, Kansas, with a Bachelor of Science in Physical Education and Science. Later he obtained a Master of Science degree in Biology and Chemistry from Emporia State College in Kansas, and also obtained an Educational Administrative Certification from the University of Kansas. For the last six years, Mr. Smith has been employed full time as the Director of Community Development with the Olathe Kansas School District.

Mr. Smith devotes approximately 15 hours a week to the work of our company in addition to his full time employment with the school district. Upon sale of all or most of the shares included in this Offering, Mr. Smith is prepared to devote more time to the Company.

Item 10. Executive Compensation

         Summary Compensation Table

The following table provides certain summary information concerning compensation paid to our chief executive officer since our inception. There were no stock appreciation rights outstanding during the fiscal year ended December 31, 2001, nor are there any rights outstanding as of the date of this prospectus.

                   Annual Compensation                                    Long-term Compensation
                   -------------------                                    ----------------------
                                                                           Awards      Payouts
                                                                           ------      -------
                                                                         Securities   Long-Term
                                                                         Underlying   Incentive        All Other
Name and Principal      Fiscal     Salary     Bonus    Other Annual      Options        Payouts      Compensation
   Position              Year        ($)       ($)      Compensation       (#)            ($)            ($)
------------------       ----      -------    -----    -------------     -------        -------      ------------
James R. Smith           2002        0          0             0             0              0              0
President, Director      2001        0          0             0             0              0              0
Treasurer, Secretary     2000        0          0             0             0              0              0

Employment Agreements

There are no employment agreements with any of our officers or directors. Mr. Smith received no salary in 2002 and intends to receive a salary only if operations improve and funding is available.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table and notes set forth information concerning the beneficial ownership of the Company's shares as of December 31, 2002 for (i) each current Director and each nominee for Director (ii) each named executive officer of the Company as defined in 402(a)(2) of Regulation S-B of the Securities Act of 1933,
(iii) all persons known by the Company to beneficially own more than 5% of the Company's voting shares, and (iv) all officers and Directors of the Company as a group.

                                                                                 Amount and     Percentage
                                                                                  Nature of          of
Name                                  Title                                    Ownership(1)(2)    Class(3)
---------------------------------     ---------------------------------------  --------------   --------------
James R. Smith(4)..............       President, Secretary/Treasurer,              1,000,000        31.3%
                                       Acting Chief Financial Officer,
                                       and Director
David C. Owen(5)                      Beneficial Owner                             1,085,000        33.9%
Malcolm K. Green(6)............       Beneficial Owner                               640,000        20.0%
Laura Owen(7)     .............       Beneficial Owner                             1,085,000        33.9%
All Directors and Executive
Officers as a Group............                                                    1,000,000        31.3%
--------------------

(1) Unless otherwise noted, the Company believes that all shares are beneficially owned and that all persons named in the table or family members have sole voting and investment power with respect to all shares owned by them.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options.

(3) Assumes 3,200,000 shares outstanding plus, for each individual, any securities that such individual has the right to acquire upon exercise of presently exercisable stock options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.
(4)      Mr. Smith's address is 1236 East Frontier Lane, Olathe, Kansas 66062.
(5) Includes the following shares: (i) 300,000 shares held by Owen Enterprises, LLC, (ii) 100,000 shares held by DBM, LP, (iii) 100,000 shares held by Emerson B. Wells, LP, (iv) 300,000 shares held by the David & Laura Owen Trust, (v) 120,000 of 240,000 shares held by Midwest Equity Group, LLC, which is controlled jointly by David C. Owen and Malcolm K. Green and (vi) 15,000 of 30,000 shares held by Laredo Enterprises LLC. An additional 150,000 shares held are held or controlled by Laura Owen, the wife of David C. Owen; these are included here solely because David C. Owen is deemed the beneficial owner of shares that his wife controls. David C. Owen's address and the address of the various entities he controls is 11011 King Street, Suite 260, Overland Park, Kansas 66062.
(6) Includes 120,000 of 240,000 shares held by Midwest Equity Group, LLC. Malcolm Green's address and Midwest Equity Group's address is 11011 King Street, Suite 260, Overland Park, Kansas 66062.
(7) Includes all of the shares reported for David C. Owen above in (5), of which 50,000 are held directly by Laura Owen, 100,000 are held by MDN, LP, which is controlled by Laura Owen, and 300,000 shares are held by the David & Laura Owen Trust. All other shares are included here solely because Laura Owen is deemed the beneficial owner of shares her husband, David C. Owen, controls.


Item 12. Certain relationships and Related Transactions

Our corporate offices are located at the personal residence of James R. Smith. Under an oral agreement with Mr. Smith, we pay no rent for the use of this office space.

On June 15, 2000, our shareholders approved the acquisition of Tarus International, Inc., a Kansas corporation, Tarus was owned by Mr. Smith who was the sole officer and stockholder prior to our acquisition of Tarus. As part of the acquisition agreement, shareholders approved the exchange of 1,000,000 shares of restricted common stock for Cedar Mountain Distributors, Inc. in exchange for 200,000 shares of common stock of Tarus. As a result, Tarus became a wholly-owned subsidiary of Cedar Mountain Distributors, Inc.

David C. Owen and Malcolm K. Green have provided consulting services to the Company in exchange for the right to purchase the ownership interests they acquired in the Company as set forth under Principal Stockholders above.

Item 13. Exhibits and Reports on Form 8-K.

         (a)      Exhibits

                  99.1 Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2     Cedar Mountain Distributors, Inc. Corporate Code of
                           Ethics

         (b) No reports on Form 8-K were filed during the quarter ended December 31, 2002 or subsequent to the date of this report.


Item 14. Controls and Procedures

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive and Financial Officer has concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

                                   SIGNATURES

         In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Cedar Mountain Distributors, Inc.

                                       By: /s/ James R. Smith
                                           -------------------------------------
                                           James R. Smith
                                           Principal Executive Officer and
                                           Principal Financial Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                            Title                            Date
----------                            -----                            ----

 /s/ James R. Smith        President, Secretary,                  March 26, 2003
-------------------        Treasurer, Director
James R. Smith             Principal Executive Officer
                           Principal Financial and
                           Accounting Officer

                                 Certifications

                        I, James R. Smith, certify that:

     1. I have reviewed this annual report on Form 10-KSB of Cedar Mountain Distributors, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003


/s/ James R. Smith
--------------------------------------
James R. Smith
Chief Executive and Financial Officer

CEDAR MOUNTAIN DISTRIBUTORS, INC.
CONTENTS
--------------------------------------------------------------------------------

                                                                       Page

Independent Auditors' Report                                           F-2

Financial Statements:

     Balance Sheets                                                    F-3

     Statements of Operations                                          F-4

     Statement of Stockholders' Deficit                                F-5

     Statements of Cash Flows                                          F-6

     Notes to Financial Statements                                F-7 to F-12

Independent Auditors' Report



To the Stockholders
Cedar Mountain Distributors, Inc.
Olathe, Kansas

We have audited the accompanying balance sheets of Cedar Mountain Distributors, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Mountain Distributors, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in note 8 the Company has losses from operations, a deficit working capital position and a net capital deficiency that raise substantial doubt about the Company's ability to continue as to going concern. Management's plans in regard to these matters are also described in
Note 8. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



March 15, 2003                                      /s/ Sartain Fischbein & Co.
Tulsa, Oklahoma

CEDAR MOUNTAIN DISTRIBUTORS, INC.
BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------

                                                                                    December 31,           December 31,
                                                                                        2002                   2001
                                                                                  ---------------         --------------
ASSETS
Current Assets:
    Cash                                                                          $         9,840         $        6,986
    Accounts receivable                                                                     1,297                  4,829
    Inventories                                                                             7,989                 11,591
                                                                                  ---------------         --------------
Total Current Assets                                                                       19,126                 23,406
                                                                                  ---------------         --------------

Other Assets:
    Prepaid offering costs                                                                      -                 15,000
                                                                                  ---------------         --------------

Total Assets                                                                      $        19,126         $       38,406
                                                                                  ===============         ==============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
    Accounts payable                                                              $         8,017         $        5,482
    Accrued interest payable                                                                3,565                  7,427
    Notes payable - stockholders                                                           22,500                 90,500
                                                                                  ---------------         --------------
Total Current Liabilities                                                                  34,082                103,409
                                                                                  ---------------         --------------

Stockholders' Deficit
   Preferred stock, $.001 par value, 5,000,000 shares
      authorized, no shares issued and outstanding                                              -                      -
    Common stock, $.001 par value, 50,000,000 shares
        authorized, 3,200,000 shares in 2002 and 3,000,000
        shares in 2001 issued and outstanding                                               3,200                  3,000
    Additional paid-in capital                                                            219,619                 35,510
    Accumulated deficit                                                                  (237,775)              (103,513)
                                                                                  ---------------         --------------

Total Stockholders' Deficit                                                               (14,956)               (65,003)
                                                                                  ---------------         --------------
Total Liabilities and Stockholders' Deficit                                       $        19,126         $       38,406
                                                                                  ===============         ==============



                                  See accompanying notes to financial statements

                                                            F-3

CEDAR MOUNTAIN DISTRIBUTORS, INC.
STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------

                                                                                  Year Ended               Year Ended
                                                                                 December 31,             December 31,
                                                                                     2002                     2001
                                                                                ---------------         ---------------
Sales                                                                           $        25,452         $        30,159
Cost of Sales                                                                            20,655                  19,160
                                                                                ---------------         ---------------

Gross Profit                                                                              4,797                  10,999

Operating Expenses                                                                      130,062                  79,888
                                                                                ---------------         ---------------

Operating Loss                                                                         (125,265)                (68,889)

Interest Expense                                                                          8,997                   7,430
                                                                                ---------------         ---------------

Net Loss                                                                        $      (134,262)        $       (76,319)
                                                                                ===============         ===============

Basic Loss Per Share                                                            $         (0.04)        $         (0.03)
                                                                                ===============         ===============

Basic Weighted Average
   Shares Outstanding                                                                 3,031,404               3,000,000
                                                                                ===============         ===============


                                    See accompanying notes to financial statements

                                                            F-4

CEDAR MOUNTAIN DISTRIBUTORS, INC.
STATEMENT OF STOCKHOLDERS' DEFICIT
Years ended December 31, 2002 and 2001
------------------------------------------------------------------------------------------------------------------------------


                                                    Common Stock             Additional
                                              -------------------------       Paid-in           Accumulated
                                               Shares          Amount         Capital             Deficit            Total
                                              ---------     -----------     ------------       -------------     ------------
Balance, December 31, 2000                    3,000,000     $     3,000     $     14,810       $     (27,194)    $     (9,384)

Contribution of services                              -               -           20,700                   -           20,700

Net loss for year                                     -               -                -             (76,319)         (76,319)
                                              ---------     -----------     ------------       -------------     ------------
Balance, December 31, 2001                    3,000,000           3,000           35,510            (103,513)         (65,003)

Exchange of common stock
  in merger, $.01 per share                           -               -                -                   -                -

Common stock issued in
  offering, $.001 par value net
  of offering costs of $30,091                  200,000             200          169,709                   -          169,909

Contributions of services                             -               -           14,400                   -           14,400

Net loss for year                                     -               -                -            (134,262)        (134,262)
                                              ---------     -----------     ------------       -------------     ------------

Balance, December 31, 2002                    3,200,000     $     3,200     $    219,619       $    (237,775)    $    (14,956)
                                              =========     ===========     ============       =============     ============


                                    See accompanying notes to financial statements

                                                           F-5

CEDAR MOUNTAIN DISTRIBUTORS, INC.
STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------
                                                                                Year Ended                Year Ended
                                                                                December 31,              December 31,
                                                                                   2002                      2001
                                                                              ---------------           ---------------
Cash Flows From Operating Activities:
  Net loss                                                                    $      (134,262)          $       (76,319)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Contribution of services                                                          14,400                    20,700
     (Increase) decrease in accounts receivable                                         3,532                    (4,114)
     (Increase) decrease in inventories                                                 3,602                    (5,799)
     Increase (decrease) in accounts payable                                            2,535                    (3,100)
     Increase (decrease) in accrued expenses                                           (3,862)                    6,545
                                                                              ---------------           ---------------

Net Cash Used in Operating Activities                                                (114,055)                  (62,087)
                                                                              ---------------           ---------------

Cash Flows From Financing Activities:
  Prepaid offering costs                                                              (15,091)                  (15,000)
  Proceeds from sale of common stock                                                  200,000                         -
  Proceeds from notes payable - stockholders                                           23,500                    89,000
  Repayments of note payable - stockholders                                           (91,500)                   (7,500)
                                                                              ---------------           ---------------

Net Cash Provided By Financing Activities                                             116,909                    66,500
                                                                              ---------------           ---------------

Net Increase in Cash                                                                    2,854                     4,413

Cash, beginning of period                                                               6,986                     2,573
                                                                              ---------------           ---------------

Cash, end of period                                                           $         9,840           $         6,986
                                                                              ===============           ===============

Cash Paid During the Period For:
  Interest                                                                    $        12,859           $           885
                                                                              ===============           ===============

  Income Taxes                                                                $             -           $             -
                                                                              ===============           ===============


                                    See accompanying notes to financial statements

                                                           F-6

CEDAR MOUNTAIN DISTRIBUTORS, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

1.  SUMMARY OF    Nature of Operations: Cedar Mountain Distributors, Inc. (the
    SIGNIFICANT   "Company") was incorporated in December 1999 to effect a
    ACCOUNTING    business combination with Tarus International, Inc.
    POLICIES      ("Tarus"). The business combination occurred in 2000 and
                  Tarus in now the wholly owned subsidiary of the Company.
                  Through Tarus, the Company sells imported soft drinks to schools, wholesalers, retailers and distributors in the Midwestern United States.

                  Principles of Consolidation: The accompanying financial statements included the accounts of the Company and Tarus. All intercompany transactions have been eliminated in consolidation.

                  Accounts Receivable: Accounts receivable consists of amounts due from customers from the sale of product. These amounts are uncollateralized obligations due under normal trade terms. Balances are written off and the loss charged to expense when they are determined to be uncollectible by management. The Company wrote off $4,365 and $1,055 of accounts receivable during the years ended December 31, 2002 and 2001, respectively.

                  Inventories: Inventories, which consist of purchased bottled and canned soft drinks, are stated at the lower of cost (first-in, first-out method) or market.

CEDAR MOUNTAIN DISTRIBUTORS, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

1.  SUMMARY OF    Prepaid Offering Costs: Prepaid offering costs represent costs
    SIGNIFICANT   incurred in connection with the Company's public offering that
    ACCOUNTING    was completed November 2002 (Note 7). Prepaid offering costs
    POLICIES      were offset against net proceeds of the offering.
    (CONTINUED)
                  Per Share Information: The computation of loss per share is based on the loss applicable to common stockholders, divided by the weighted average number of common shares outstanding during the period. No diluted per share information is provided as there is no potential dilution of common shares.

                  Income Taxes: The Company uses the asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to difference between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                  Delivery Costs: Delivery and shipping costs are expensed as incurred and approximated $2,300 and $4,300 for the years ended December 31, 2002 and 2001, respectively. These costs have been included in operating expenses in the statement of operations.

                  Advertising Costs: Advertising costs are expensed as incurred and amounted to approximately $4,300 in 2002 and $3,000 in 2001.

                  Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

CEDAR MOUNTAIN DISTRIBUTORS, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

1.  SUMMARY OF    Revenue Recognition: Upon receipt of a customer order, the
    SIGNIFICANT   Company places an order with their vendor for the soft drink
    ACCOUNTING    products. Vendors supplying product to the Company generally
    POLICIES      require payment before the product is picked up by a common
    (CONTINUED)   carrier for delivery to the customer.

                  Funds paid to the vendor are recorded as deposits on inventory until the product is picked up by the common carrier, at which time the product becomes Company inventory. Inventory is recorded at cost. The Company recognizes revenue upon delivery of the products to the customer.

                  Concentration: The Company currently purchases substantially all its inventory from one supplier.

                  Impact of Financial Accounting Pronouncements: In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146, "Accounting for Cost Associated with Exit or Disposal Activities" ("FAS 146"). FAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. FAS 146 nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." We do not expect the adoption of FAS 146 to have a material effect on our financial position, results of operations or cashflow.

                  On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FAS 123" ("FAS 148"). FAS 148 provides additional transition guidance for companies that elect to voluntarily adopt the accounting provisions of FAS 123, "Accounting For Stock-Based Compensation." FAS 148 does not change the provisions of FAS 123 that permit entities to continue to apply the intrinsic value method of APB 25, "Accounting for Stock Issued to Employees" ("APB 25"). Since we apply APB 25, our accounting

CEDAR MOUNTAIN DISTRIBUTORS, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

1.  SUMMARY OF    Impact of Financial Accounting Pronouncements (Continued): for
    SIGNIFICANT   stock-based compensation will not change as a result of FAS
    ACCOUNTING    148. FAS 148 does require certain new disclosures in both
    POLICIES      annual and interim financial statements. The required annual
    (CONTINUED)   disclosures were effective immediately for us and have been included in Note 1 of our financial statements. The new interim disclosure provisions will be effective for us in the first quarter of 2003.


2.  NOTES         Notes payable stockholders consist of the following:
    PAYABLE
    STOCKHOLDERS                                  December 31,    December 31,
                                                     2002             2001
                                                  ------------    ------------
                  Unsecured notes payable to
                  stockholders with interest
                  at 10%, due on demand.            $22,500         $90,500
                                                    =======         =======


3.  MAJOR         Four unaffiliated customers each accounted for more than 5% of
    CUSTOMERS     the Company's total revenue and collectively accounted for approximately 69% of the Company's total revenue during the year ended December 31, 2002. At December 31, 2002 receivables from these customers represented 100% of the total receivables balance. Five unaffiliated customers each accounted for more than 5% of the Company's total revenue and collectively accounted for approximately 57% of the Company's total revenue during the year ended December 31, 2001. At December 31, 2001 receivables from these customers approximate 76% of the total receivables balance.


4.  RELATED       During the year ended December 31, 2001, a related party
    PARTY         provided consulting services valued at $6,300 for no charge.
    TRANSACTIONS  In addition, during 2001 and 2002, the Company utilized the services, furniture, equipment, and facilities of one of the stockholders valued at $14,400 each year. These services have been reflected as an operating expense and additional paid in capital in the accompanying financial statements.

CEDAR MOUNTAIN DISTRIBUTORS, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

4.  RELATED       During 2002, the Company paid $70,000 in fees for consulting
    PARTY         services involving general management issues and evaluating
    TRANSACTIONS  and defining the business plan, to companies affiliated with
    (CONTINUED)   shareholders.

                  A shareholder and officer advanced a total of $22,500 to the Company under a note payable agreement that bears interest at 10%


5.  INCOME        Components of the net deferred tax assets are as follows:
    TAXES
                                                 December 31,      December 31,
                                                    2002               2001
                                                 ----------        -----------
                  Net operating losses           $   75,000        $    15,500
                  Valuation allowance               (75,000)           (15,500)
                                                 ----------        -----------
                  Net deferred tax asset         $        -        $         -
                                                 ==========        ===========

                  At December 31, 2002 the Company has net operating loss carryforwards of approximately $238,000, which expire in various years through 2022. Due to the uncertainty as to the ultimate utilization, a deferred tax asset valuation allowance has been provided and no net provision for income taxes is included in the statement of operations.


6.  STOCK         Effective January 6, 2000, the Company adopted a Stock Option
    OPTION        Plan ("the Plan") that provides for qualified and
    PLAN          non-qualified plans. The Plan covers an aggregate 2,000,000 shares of common stock, except that no more than 1,000,000 shares shall be issued in connection with the exercise of incentive options. The incentive plan is administered by a committee appointed by the Board of Directors ("Committee"), and requires that options be granted at an exercise price of 100% of the fair value of the common stock of the Company on the date of the grant. Options granted to stockholders who possess more than 10% of the outstanding common stock have a required exercise price of 100% of the fair value of the common stock on the date of grant.

                  The options expire up to ten years from date of grant or up to five years from the date of grant for options to stockholders who possess more than 10% of the outstanding common stock.

CEDAR MOUNTAIN DISTRIBUTORS, INC.
NOTES TO FINANCIAL STATEMENTS
Years Ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

6.  STOCK         The non-qualified plan is also administered by the Committee
    OPTION        and is covered by the same 2,000,000 shares as the incentive
    PLAN          plan. The non-qualified plan provides that options may be
    (CONTINUED)   granted at exercise prices and terms as determined by the
                  Committee.

                  No options have been granted under the Plan.


7.  STOCKHOLDERS' Preferred Stock: The Board of Directors authorized 5,000,000
    EQUITY of $.001 par value preferred stock with attributes to be determined by the Board of Directors.

                  Common Stock: On June 6, 2001, the Board of Directors approved the sale of 200,000 shares of common stock at $1.00 per share in a public offering. This public offering was completed in November 2002 and resulted in the Company receiving net proceeds of $169,909 after offering costs.


8.  GOING         The accompanying financial statements have been prepared in
    CONCERN       conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern.

                  However, the Company has sustained substantial operating losses including losses of $134,262 and $76,319 for the years ended December 31, 2002 and 2001, respectively. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 2002, current liabilities exceed current assets by $14,956.

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