Form 10QSB
period 2003-03-31
CEDAR MOUNTAIN DISTRIBUTORS INC
filed 2003-05-20
CIK 1144255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                             For the quarter ended:
                                 March 31, 2003

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

                                 Yes [X] No [ ]


There were 3,200,000 shares of common stock $.001 par value outstanding as of April 30, 2003.

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

                              CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                CONSOLIDATED BALANCE SHEETS


                                          ASSETS
                                                                     March 31,  December 31,
                                                                       2003        2002
                                                                    ---------    ---------
                                                                     (Unaudited)
Current assets:

      Cash .....................................................$       7,125    $   9,840
      Accounts receivable .......................................        --          1,297
      Merchandise inventory, at lower of cost or market .........       7,702        7,989
                                                                    ---------    ---------
                 Total current assets ...........................      14,827       19,126
                                                                    ---------    ---------

                                                                    $  14,827       19,126
                                                                    =========    =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts and notes payable:
           Accounts payable .....................................   $   8,213        8,017
           Accrued interest payable..............................       4,127        3,565
           Notes payable, shareholder............................      22,500       22,500
                                                                    ---------    ---------

                 Total current liabilities ......................      34,840       34,082

Shareholders' deficit:
      Preferred stock, $0.001 par value;
       5,000,000 shares authorized, -0-
       issued and outstanding ...................................        --           --
      Common stock, $0.001 par value,
       50,000,000 shares authorized, 3,200,000
       and 3,200,000 issued and outstanding .....................       3,200        3,200
      Additional paid-in capital ................................     223,219      219,619
      Retained deficit ..........................................    (246,432)    (237,775)
                                                                    ---------    ---------
                   Total shareholders' deficit...................     (20,013)     (14,956)
                                                                    ---------    ---------
                                                                    $  14,827       19,126
                                                                    =========    =========

                See accompanying notes to consolidated financial statements

                                              3

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)



                                                            For the Quarter Ended
                                                                   March 31,
                                                        ------------------------------------
                                                            2003                   2002
                                                        ------------           ------------
Sales ..............................................    $        400           $      9,659

Cost of sales .......................................            287                  7,878
                                                        ------------           ------------
            Gross profit ............................            113                  1,781
                                                        ------------           ------------

Operating Expenses ..................................          8,207                  9,017
                                                        ------------           ------------
            Loss from operations ....................         (8,094)                (7,236)

Interest (expense) ..................................           (563)                (2,389)
                                                        ------------           ------------
            Net loss ................................   $     (8,657)          $     (9,625)
                                                        ============           ============

Basic loss per common share .........................   $      (0.00)          $      (0.00)
                                                        ============           ============

Basic weighted average shares outstanding............      3,200,000              3,000,000
                                                        ============           ============


               See accompanying notes to consolidated financial statements

                                               4

                                       CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                     For the Quarter Ended
                                                                            March 31,
                                                               -------------------------------------
                                                                      2003                    2002
                                                                 ---------                ---------
  Cash flows from operating activities:

        Net loss .............................................   $  (8,657)               $  (9,625)
        Adjustments to reconcile net loss to
        net cash used in operating activities:
             Contribution of Services ........................       3,600                    3,600
                                                                 ---------                ---------
                                                                    (5,057)                  (6,025)

        Changes in current assets and liabilities:
             Accounts receivable, inventory
               and other current assets ......................       1,584                   (5,496)
             Accounts payable and accrued expenses ...........         758                   10,226
                                                                 ---------                ---------
                Net cash flow (used in) operating activities .      (2,715)                  (1,295)
                                                                 ---------                ---------


  Cash flows from financing activities:
        Offering costs incurred ..............................        --                     (8,720)
        Proceeds from Notes Payable - Shareholders............        --                      8,500
                                                                 ---------                ---------
                Net cash flow provided by financing activities        --                       (220)
                                                                 ---------                ---------

  Net change in cash .........................................      (2,715)                  (1,515)

  Cash at beginning of period ................................       9,840                    6,986
                                                                 ---------                ---------

                Cash at end of period ........................   $   7,125                $   5,471
                                                                 =========                =========

  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
        Cash paid during the period for:
             Interest ........................................   $    --                  $    --
                                                                 =========                =========
             Income taxes ....................................   $    --                  $    --
                                                                 =========                =========



                     See accompanying notes to consolidated financial statements

                                                 5

                       CEDAR MOUNTAIN DISTRIBUTORS, INC.
                   NOTES TO FINANCIAL STATEMENTS (Unaudited)
                            MARCH 31, 2003 AND 2002



1. Interim Reporting - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB dated December 31, 2002.

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

         For the quarter ended March 31, 2003, the Company had revenues of $400 and cost of net product sales of $287 compared to revenues of $9,659 and cost of $7,878 for the quarter ended March 31, 2002. Operating expenses were $8,207, resulting in a loss from operations of $8,094, compared to operating expenses and a loss from operations of $9,017 and $7,236, respectively for the same quarter of the prior year. The nominal sales are the result of the limited availability during the three months of the Company's sole employee. Expenses are substantially legal and accounting costs and services contributed by a shareholder and officer. A higher level of operations and promotion activities is expected if additional funding is achieved.

Liquidity and Capital Resources.

         On March 31, 2003, the Company had $14,827 in current assets, including $7,125 in cash, and total current liabilities of $34,840, resulting in a net working capital deficit of $20,013 compared to a net working capital deficit of $14,956 at December 31, 2002. Of the liabilities, $26,627 is owed to a shareholder and officer. Net cash used in operating activities for the quarter ended March 31, 2003 was $2,725, compared to $1,295 for the quarter ended March 31, 2002. Net cash used in financing activities for the quarter ended March 31, 2002 was $220. Proceeds of notes payable to shareholders were $8,500 during the quarter ended March 31, 2002.

         The Company does not have any commitments for significant capital or operating expenditures above their current levels and believes it has sufficient cash resources to maintain its operations at the current restricted level but will need to obtain additional funding to execute its business plan and expand its operations for the year ending December 31, 2003.

         Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2002, to state that our losses since inception and our net capital deficit at December 31, 2002 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising additional capital and achieving profitable operations. We cannot assure you that our plan of operation will be successful in addressing this issue.


Employees

         The Company currently has no full time employees, but the president devotes time to this business as resources allow.


Item 3.  Controls and procedures

         Currently we have only one employee who is also our sole officer and director. Therefore we have not adopted any internal controls or any disclosure controls and procedures.


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



May 20, 2003                                CEDAR MOUNTAIN DISTRIBUTORS, INC.

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

Date: May 20, 2003


/s/ James R. Smith
--------------------------------------
James R. Smith
Chief Executive and Financial Officer

                           CERTIFICATION PURSUANT TO
                            18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, I, James R. Smith, Chief Executive Officer and Chief Accounting Officer of CEDAR MOUNTAIN DISTRIBUTORS, INC. (the "Company"), hereby certify that the Company's Quarterly Report on Form 10-QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), fully complies with the requirements of Section 13(a) or 15(d), as applicable, of the Securities Exchange Act of 1934 and that the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ James R. Smith
------------------------------
James R. Smith
Chief Executive Officer and
Chief Accounting Officer
May 20, 2003