Form 10QSB
period 2003-06-30
CEDAR MOUNTAIN DISTRIBUTORS INC
filed 2003-08-13
CIK 1144255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                             For the quarter ended:
                                 June 30, 2003

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

                                Yes  X  No
                                   -----  -----

There were 3,200,000 shares of common stock $.001 par value outstanding as of July 16, 2003.

Documents incorporated by reference: None

Transitional Small Business Format (check one); Yes     No  X
                                                   -----  -----

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

                                          CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                            CONSOLIDATED BALANCE SHEETS


                                                      ASSETS
                                                                                   June 30,            December 31,
                                                                                    2003                   2002
                                                                                 (Unaudited)
Current assets:

      Cash ..........................................................             $   1,261              $   9,840
      Accounts receivable ...........................................                  --                    1,297
      Merchandise inventory, at lower of cost or market .............                 7,267                  7,989
                                                                                  ---------              ---------
                 Total current assets ...............................                 8,528                 19,126

                                                                                  ---------              ---------

                                                                                  $   8,528                 19,126
                                                                                  =========              =========

                                          LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts and notes payable:
           Accounts payable .........................................             $   8,846                  8,017
           Accrued interest payable .................................                 4,741                  3,565
           Notes payable, shareholders ..............................                25,000                 22,500
                                                                                  ---------              ---------

                 Total current liabilities ..........................                38,587                 34,082

Shareholders' deficit:
      Preferred stock, $0.001 par value;
       5,000,000 shares authorized, -0-
       issued and outstanding .......................................                  --                     --
      Common stock, $0.001 par value,
       50,000,000 shares authorized, 3,200,000
       and 3,200,000 issued and outstanding .........................                 3,200                  3,200
      Additional paid-in capital ....................................               226,819                219,619
      Retained deficit ..............................................              (260,078)              (237,775)
                                                                                  ---------              ---------
                   Total shareholders' deficit ......................               (30,059)               (14,956)
                                                                                  ---------              ---------
                                                                                  $   8,528                 19,126
                                                                                  =========              =========

                         See accompanying notes to consolidated financial statements






                           CEDAR MOUNTAIN DISTRIBUTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                      For the Quarter Ended
                                                             June 30,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------

      Sales ..................................    $        544     $      8,480

      Cost of sales ..........................             435            7,027
                                                  ------------     ------------
                  Gross profit ...............             109            1,453
                                                  ------------     ------------

      Operating Expenses .....................          13,142           16,713
                                                  ------------     ------------
                  Loss from operations .......         (13,033)         (15,260)

      Interest (expense) .....................            (613)          (2,544)
                                                  ------------     ------------
                  Net loss ...................    $    (13,646)    $    (17,804)
                                                  ============     ============

      Basic loss per common share ............    $      (0.00)    $      (0.00)
                                                  ============     ============

      Basic weighted average shares outstanding...   3,200,000        3,000,000
                                                  ============     ============

           See accompanying notes to consolidated financial statements





                                 CEDAR MOUNTAIN DISTRIBUTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                     For the Six Months Ended
                                                             June 30,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------

      Sales ..................................    $        944     $     18,139

      Cost of sales ..........................             722           14,905
                                                  ------------     ------------
                  Gross profit ...............             222            3,234
                                                  ------------     ------------

      Operating Expenses .....................          21,349           25,730
                                                  ------------     ------------
                  Loss from operations .......         (21,127)         (22,496)

      Interest (expense) .....................          (1,176)          (4,933)
                                                  ------------     ------------
                  Net loss ...................    $    (22,303)    $    (27,429)
                                                  ============     ============

      Basic loss per common share ............    $      (0.01)    $      (0.01)
                                                  ============     ============

      Basic weighted average shares outstanding...   3,200,000        3,000,000
                                                  ============     ============

           See accompanying notes to consolidated financial statements








                                    CEDAR MOUNTAIN DISTRIBUTORS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                              For the Six Months Ended
                                                                        June 30,
                                                               ----------------------

                                                                  2003        2002
                                                               ---------    ---------

Cash flows from operating activities:

      Net loss .............................................   $ (22,303)   $ (27,429)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Contribution of Services ........................       7,200        7,200
                                                               ---------    ---------
                                                                 (15,103)     (20,229)

      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets ......................       2,019       (2,886)
           Accounts payable and accrued expenses ...........       2,005       20,924
                                                               ---------    ---------
              Net cash flow (used in) operating activities .     (11,079)      (2,191)
                                                               ---------    ---------


Cash flows from financing activities:
      Offering costs incurred ..............................        --        (15,091)
      Proceeds from Notes Payable - Shareholders............       2,500       12,500
                                                               ---------    ---------
              Net cash flow provided by financing activities       2,500       (2,591)
                                                               ---------    ---------

Net change in cash .........................................      (8,579)      (4,782)

Cash at beginning of period ................................       9,840        6,986
                                                               ---------    ---------

              Cash at end of period ........................   $   1,261    $   2,204
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ........................................   $    --      $    --
                                                               =========    =========
           Income taxes ....................................   $    --      $    --
                                                               =========    =========

              See accompanying notes to consolidated financial statements


CEDAR MOUNTAIN DISTRIBUTORS, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
JUNE 30, 2003 AND 2002

1. Interim Reporting - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB dated December 31, 2002.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.
In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

     For the quarter ended June 30, 2003, the Company had sales of $544 and cost of net product sales of $435 compared to sales of $8,480 and cost of $7,027 for the quarter ended June 30, 2002. Operating expenses were $13,142, resulting in a loss from operations of $13,013, compared to operating expenses and a loss from operations of $16,713 and $15,260, respectively for the same quarter of the prior year.

     For the six months ended June 30, 2003, the Company had sales of $944 and cost of net product sales of $722 compared to sales of $18,139 and cost of $14,905 for the six months ended June 30, 2002. Operating expenses were $21,349, resulting in a loss from operations of $21,127 compared to operating expenses and a loss from operations of $25,730 and $22,496, respectively for the same six months of the prior year. The nominal sales are the result of the limited availability during the six months of the Company's sole employee. Expenses are substantially legal and accounting costs and services contributed by a shareholder and officer. A higher level of operations and promotion activities is expected if additional funding is achieved.

Liquidity and Capital Resources.

     On June 30, 2003, the Company had $8,528 in current assets, including $1,261 in cash, and total current liabilities of $38,587, resulting in a net working capital deficit of $30,059 compared to a net working capital deficit of $14,956 at December 31, 2002. Of the liabilities, $29,741 is owed to shareholders and an officer. Net cash used in operating activities for the six months ended June 30, 2003 was $11,079, compared to $2,191 for the six months ended June 30, 2002. Net cash provided by financing activities for the six month periods ended June 30, 2003 and 2002 was $2500 and $12,500, respectively, from proceeds of notes payable to shareholders,

The Company does not have any commitments for significant capital or operating expenditures above their current levels and believes it has sufficient available resources to maintain its operations at the current restricted level but will need to obtain additional funding to execute its business plan and expand its operations for the year ending December 31, 2003.

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

     None

Item 5. Other Information.

     None

Item 6. Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               99.1 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

               99.2 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          (b) Reports on Form 8-K: Form 8-K filed August 11, 2003 reporting changes in Registrant's Certifying Accountant.

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