Form 10QSB
period 2003-09-30
CEDAR MOUNTAIN DISTRIBUTORS INC
filed 2003-11-14
CIK 1144255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                             For the quarter ended:
                               September 30, 2003

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

                                 Yes [X] No [ ]


There were 13,200,000 shares of common stock $.001 par value outstanding as of November 4, 2003.

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

                              CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                CONSOLIDATED BALANCE SHEETS


                                          ASSETS
                                                                  September 30,  December 31,
                                                                       2003        2002
                                                                    ---------    ---------
                                                                    (Unaudited)
Current assets:

      Cash ......................................................   $   7,747    $   9,840
      Accounts receivable .......................................        --          1,297
      Merchandise inventory, at lower of cost or market .........       7,011        7,989
                                                                    ---------    ---------
                 Total current assets ...........................      14,758       19,126
                                                                    ---------    ---------
                                                                    $  14,758    $  19,126
                                                                    =========    =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts and notes payable:
           Accounts payable .....................................   $   2,345    $   8,017
           Accrued interest payable..............................       5,253        3,565
           Notes payable, shareholders...........................      24,350       22,500
                                                                    ---------    ---------
                 Total current liabilities ......................      31,948       34,082

Shareholders' deficit:
      Preferred stock, $0.001 par value;
       5,000,000 shares authorized, -0-
       issued and outstanding ...................................        --           --
      Common stock, $0.001 par value,
       50,000,000 shares authorized, 13,200,000
       and 3,200,000 issued and outstanding .....................      13,200        3,200
      Additional paid-in capital ................................     240,419      219,619
      Retained deficit ..........................................    (270,809)    (237,775)
                                                                    ---------    ---------
                   Total shareholders' deficit...................     (17,190)     (14,956)
                                                                    ---------    ---------
                                                                    $  14,758    $  19,126
                                                                    =========    =========


                See accompanying notes to consolidated financial statements

                                              3

                           CEDAR MOUNTAIN DISTRIBUTORS, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                      For the Quarter Ended
                                                             September 30,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------
      Sales ..................................    $        320     $      3,276

      Cost of sales ..........................             256            2,686
                                                  ------------     ------------
                  Gross profit ...............              64              590
                                                  ------------     ------------

      Operating Expenses .....................          10,232           16,594
                                                  ------------     ------------
                  Loss from operations .......         (10,168)         (16,004)

      Interest (expense) .....................            (563)          (2,597)
                                                  ------------     ------------
                  Net loss ...................    $    (10,731)    $    (18,601)
                                                  ============     ============

      Basic loss per common share ............    $      (0.00)    $      (0.01)
                                                  ============     ============

      Basic weighted average shares outstanding...   7,656,522        3,005,000
                                                  ============     ============

           See accompanying notes to consolidated financial statements

                                       4

                             CEDAR MOUNTAIN DISTRIBUTORS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)


                                                     For the Nine Months Ended
                                                             September 30,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------
      Sales ..................................    $      1,264     $     21,415

      Cost of sales ..........................             978           17,591
                                                  ------------     ------------
                  Gross profit ...............             286            3,824
                                                  ------------     ------------

      Operating Expenses .....................          31,581           42,324
                                                  ------------     ------------
                  Loss from operations .......         (31,295)         (38,500)

      Interest (expense) .....................          (1,739)          (7,530)
                                                  ------------     ------------
                  Net loss ...................    $    (33,034)    $    (46,030)
                                                  ============     ============

      Basic loss per common share ............    $      (0.01)    $      (0.02)
                                                  ============     ============

      Basic weighted average shares outstanding...   4,701,832        3,002,000
                                                  ============     ============


           See accompanying notes to consolidated financial statements

                                          5

                             CEDAR MOUNTAIN DISTRIBUTORS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                              For the Nine Months Ended
                                                                      September 30,
                                                              -------------------------
                                                                  2003         2002
                                                              ----------    -----------
Cash flows from operating activities:
      Net loss .............................................   $ (33,034)   $ (46,030)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Contribution of Services ........................      10,800       10,800
                                                               ---------    ---------
                                                                 (22,234)     (35,230)

      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets ......................       2,275        3,707
           Accounts payable and accrued expenses ...........      (3,984)      16,158
                                                               ---------    ---------
              Net cash flow (used in) operating activities .     (23,943)     (15,365)
                                                               ---------    ---------


Cash flows from financing activities:
      Offering costs incurred ..............................        --        (15,091)
      Proceeds from sale of common stock....................      20,000       12,500
      Proceeds from Notes Payable - Shareholders............       1,850       13,500
                                                               ---------    ---------
              Net cash flow provided by financing activities      21,850       10,909
                                                               ---------    ---------

Net change in cash .........................................      (2,093)      (4,456)

Cash at beginning of period ................................       9,840        6,986
                                                               ---------    ---------

              Cash at end of period ........................   $   7,747    $   2,530
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
            Interest ........................................   $      51    $    --
                                                               =========    =========
           Income taxes ....................................   $    --      $    --
                                                               =========    =========


             See accompanying notes to consolidated financial statements

                                           6

CEDAR MOUNTAIN DISTRIBUTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
SEPTEMBER 30, 2003 AND 2002

1. Interim Reporting - BASIS OF PRESENTATION

Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB dated December 31, 2002.

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

2. Equity - Change in Control

On August 20, 2003, the Company sold ten million shares of common stock to an individual for a total price of $20,000. This represents 76% of the total outstanding stock after the transaction and a change in control of the company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of our condensed consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements included in our Form 10-KSB for the year ended December 31, 2002, and notes thereto.

Results of Operations

         For the quarter ended September 30, 2003, the Company had sales of $320 and cost of sales of $256 compared to sales of $3,276 and cost of sales of $2,686 for the quarter ended September 30, 2002. Operating expenses were $10,232, resulting in a loss from operations of $10,168, compared to operating expenses and a loss from operations of $16,594 and $16,004, respectively, for the same quarter of the prior year.

         For the nine months ended September 30, 2003, the Company had sales of $1,264 and cost of sales of $978 compared to sales of $21,415 and cost of sales $17,591 for the nine months ended September 30, 2002. Operating expenses were $31,581, resulting in a loss from operations of $31,295 compared to operating expenses and a loss from operations of $42,324 and $38,500, respectively, for the same nine month period of the prior year.

         The reduction in sales and cost of sales during the three and nine months ended September 30, 2003 are the result of the limited availability of the Company's sole employee during these periods. Operating expenses are substantially comprised of legal and accounting costs and services contributed by a shareholder and officer. A higher level of operations and promotion activities may occur if additional funding is achieved. There can be no assurance that the Company will receive additional funding.

Liquidity and Capital Resources.

         On September 30, 2003, the Company had $14,758 in current assets, including $7,747 in cash, and total current liabilities of $31,948, resulting in a net working capital deficit of $17,190 compared to a net working capital deficit of $14,956 at December 31, 2002. Of the liabilities, $29,603 is owed to shareholders and an officer. Net cash used in operating activities for the nine months ended September 30, 2003 was $23,943, compared to $15,365 for the nine months ended September 30, 2002. Net cash provided by financing activities for the nine month periods ended September 30, 2003 and 2002 was $21,850 and $10,909, respectively, which resulted from the proceeds of notes payable to shareholders, and sales of additional shares of stock.

         The Company does not have any commitments for capital or operating expenditures and believes it has sufficient available funding resources to maintain its operations at the current restricted level through December 31, 2003. Thereafter, the Company will need to obtain additional funding to continue its business and expand its operations. There can be no assurance that additional funding will be available.

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

Item 3. Controls and procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2003 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

         None

Item 2. Changes in Securities.

         On August 20, 2003, the Company sold ten million shares of common stock (the "Shares") in a private sale to Ms. Brenda Hall for a total price of $20,000. The Shares represented approximately seventy-six percent (76%) of the total issued and outstanding shares of common stock of the Company immediately after the sale. The sale of the Shares was exempt from registration under
Section 4(2) of the Securities Act of 1933 and pursuant to Rule 506, as promulgated under the Securities Act of 1933. The Company did not use an underwriter in connection with the transaction.

Item 3. Defaults Upon Senior Securities.

         None

Item 4. Submission of Matters to a Vote of Security Holders.

         None

Item 5. Other Information.

         None

Item 6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  EXHIBIT
                    NO.                 DESCRIPTION OF EXHIBIT
                  -------               ----------------------
                  3(i).1 Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed July 10, 2001 (File No. 333-64840))

                  3(ii).2  Restated Bylaws(Incorporated by reference to Exhibit
                           3.3 of the Company's Registration Statement on Form SB-2 filed July 10, 2001 (File No. 333-64840))

                  31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Reports on Form 8-K:

         A Current Report on Form 8-K was filed August 13, 2003 and amended September 12, 2003 reporting under Item 4 a change in Registrant's Certifying Accountant.

         A Current Report on Form 8-K was filed on August 25, 2003 reporting under Item 1 a change in control of the Company.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       CEDAR MOUNTAIN DISTRIBUTORS, INC.

                                       By: /s/ James R. Smith
                                          --------------------------------
                                          James R. Smith
                                          President, Principal Executive Officer
                                          and Principal Financial Officer