Form 10KSB
period 2003-12-31
CEDAR MOUNTAIN DISTRIBUTORS INC
filed 2004-03-05
CIK 1144255

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES AND EXCHANGE ACT OF 1934

                           For the fiscal year ended:
                                December 31, 2003

                             Commission File Number
                                    333-64840

                        Cedar Mountain Distributors, Inc.
                  --------------------------------------------
                 (Name of small business issuer in its charter)

          Nevada                                                91-2015441
--------------------------------                          ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification number)

                              1236 EAST FRONTIER LANE
                               OLATHE, KANSAS 66062
                    ----------------------------------------
                    (Address of Principal Executive offices)

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

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.[X]

State issuer's revenues for the most recent fiscal year. $1,264.

The aggregate market value of the voting common stock held by non-affiliates of the Registrant as of March 2, 2004 was unknown. No public market has been established for the Company's common stock.

There were 13,200,000 shares of common stock $.001 par value outstanding as of March 2, 2004.

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

Business

We are an early stage beverage brokerage company based in Olathe, Kansas. We supply a limited line of beverages to schools, universities, wholesalers, retailers, and distributors in the Midwestern United States through our subsidiary, Tarus. Our products include beverages in four traditional beverage categories: bottled water, fruit beverages, soft drinks, and sports drinks. We do not develop, produce, bottle, or otherwise manufacture any of our own products. Our principal business is soliciting contracts to purchase beverage products from wholesalers and arranging distribution of those products to institutional and retail customers. Due to shortage of resources and expiration of inventory, our sales activities have discontinued and we are focusing on maintaining our corporate status while we seek funding or additional business opportunities.

Marketing Strategy and Plan of Operations

We currently have rights to distribute four beverage products in the Midwest. Kansas City is our base of operations and initial market. We plan to seek the rights to broker additional products and will seek partnerships with bottlers, distributors, and producers to develop markets in other areas of the country. Once established domestically, we intend to formulate a plan to expand into international markets

We intend to seek additional funding to implement this plan through one of two methods on terms not yet determined. The first method would involve securing additional loans, most likely from our existing investors or possibly from banks. The second method would involve a private offering of our stock in reliance on Regulation D and/or Section 4(2) of the Securities Act. We may also revise our business plan to enable us to continue operations with reduced funding. We have no commitments to obtain additional funding through either of the above referenced means and there can be no assurance that we will obtain additional funding.

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

Regulation

Except for laws, rules and regulations that are applicable to all businesses generally, the Company's business is not regulated by any governmental agency and approval from any governmental agency is not required for it to market or sell its products.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended December 31, 2003, either through the solicitation of proxies or otherwise.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

There is no established public trading market for the Company's common stock.

The Company has not paid any dividends on its common stock and the Board of Directors presently intends to continue a policy of retaining earnings, if any, for use in the Company's operations and to finance expansion of its business. The declaration and payment of dividends in the future, of which there can be no assurance, will be determined by the Board of Directors in light of conditions then existing, including earnings, financial condition, capital requirements and other factors. There are no restrictions that currently materially limit the Company's ability to pay dividends or which the Company reasonably believes are likely to limit materially the future payment of dividends on common stock. On March 2, 2004, the Company had 37 shareholders of record. The Company does not have any securities authorized for issuance under equity compensation plans.

Item 6. Management's Discussion and Analysis of Financial Condition and Result of Operations.

Results of Operations for the year ended December 31, 2003.

For the year ended December 31, 2003, the Company had revenues of $1,264, cost of product sales of $7,989 and operating expenses of $46,101, resulting in a loss from operations of $52,826. Cost of product sales included approximately $7,000 of cost incurred because of product expirations. For the year ended December 31, 2002, the Company had revenues of $25,452, cost of product sales of $20,655 and operating expenses of $130,062, resulting in a loss from operations of $125,265. Management expects that operating expenses will be reduced until additional funding is obtained.

Liquidity and Capital Resources.

On December 31, 2003, the Company had $5,026 in cash, representing all of the its current assets. Total current liabilities at December 31, 2003 were $40,823, resulting in a net working capital deficit of $35,797, of which substantially all is owed to a shareholder and officer. Net cash used in operating activities for the year ended December 31, 2003 was $28,614, compared to $114,055 for the year ended December 31, 2002. Net cash provided by financing activities for the year ended December 31, 2003 was $23,800 compared to $116,909 for the year ended December 31, 2002.

In November of 2002, the Company completed an offering of its common stock. Two hundred thousand shares were sold at a price of $1.00 per share, resulting in gross proceeds of $200,000. Expenses of the offering were $30,091 and net proceeds to the Company from the offering were $169,909, of which $94,359 was used to repay existing notes payable. The Company used the net cash proceeds in its operations.

In August of 2003, the Company sold 10,000,000 shares of its common stock in an individual transaction for a total of $20,000. The proceeds were used to pay operating expenses and maintain the Company's legal existence. The Company will need to obtain additional cash resources to continue to operate or pursue other business activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies

Due to the lack of current operations and limited business activities, the Company does not have any accounting policies that it believes are critical to facilitate an investor's understanding of the Company's financial and operating status.

Recent Accounting Pronouncements

The Company has not adopted any new accounting policies that would have a material impact on the Company's financial condition, changes in financial conditions or results of operations.

Item 7. Financial Statements.

See attached financial statements.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2003, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                                    PART III

Item 9. Directors and Executive Officers of the Registrant.

The executive officers, directors and key employees of the Company and their ages are as follows:

James Smith                   65              President, Treasurer, Secretary
                                              and Director

The Company's director is elected to hold office until the next annual meeting of shareholders and until their respective successors have been elected and qualified. Officers are elected by the board of directors and hold office until their successors are elected and qualified.

The Company has only one part-time employee that is also the sole director and officer. Therefore, the Company has no audit, compensation or nominating committee. Moreover, the Company has elected not to adopt a code of ethics due to the fact that it has only one part time employee.

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

Item 10. Executive Compensation

Summary Compensation Table

The following table provides certain summary information concerning compensation paid to our chief executive officer since our inception. There were no stock appreciation rights outstanding during the fiscal year ended December 31, 2003, nor are there any rights outstanding as of the date of this document.

                   Annual Compensation                                    Long-term Compensation
                   -------------------                                    ----------------------
                                                                           Awards      Payouts
                                                                           ------      -------
                                                                         Securities   Long-Term
                                                                         Underlying   Incentive        All Other
Name and Principal      Fiscal     Salary     Bonus    Other Annual      Options        Payouts      Compensation
   Position              Year        ($)       ($)      Compensation       (#)            ($)            ($)
------------------       ----      -------    -----    -------------     -------        -------      ------------
James R. Smith           2003        0          0             0             0              0              0
 President, Director     2002        0          0             0             0              0              0
 Treasurer, Secretary    2001        0          0             0             0              0              0

Employment Agreements

The Company does not have an employment agreement with its sole officer and director. Mr. Smith received no salary in 2003 and intends to receive a salary only if operations improve and funding is available.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table and notes set forth information concerning the beneficial ownership of the Company's shares as of December 31, 2003 for (i) each current Director and each nominee for Director (ii) each named executive officer of the Company as defined in 402(a)(2) of Regulation S-B of the Securities Act of 1933,
(iii) all persons known by the Company to beneficially own more than 5% of the Company's voting shares, and (iv) all officers and Directors of the Company as a group. As of December 15, 2002, we had 13,200,000 shares of common stock outstanding.

                                                                                 Amount and      Percentage
                                                                                  Nature of          of
Name                                  Title                                    Ownership(1)(2)    Class(3)
---------------------------------     ---------------------------------------  --------------   --------------
James R. Smith(4)..............       President, Secretary/Treasurer,              1,000,000         7.6%
                                       Acting Chief Financial Officer,
                                       and Director
Brenda M. Hall(5)                     Beneficial Owner                            10,000,000        75.8%
Freedom III, LLC(6)                   Beneficial Owner                             1,275,000         9.7%
All Directors and Executive Officers as a Group...........................         1,000,000         7.6%
--------------------

(1) Unless otherwise noted, the Company believes that all shares are beneficially owned and that all persons named in the table or family members have sole voting and investment power with respect to all shares owned by them.
(2) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options.
(3) Assumes 13,200,000 shares outstanding plus, for each individual, any securities that such individual has the right to acquire upon exercise of presently exercisable stock options. Each beneficial owner's percentage ownership is determined by assuming that options or warrants that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof have been exercised.
(4)      Mr. Smith's address is 1236 East Frontier Lane, Olathe, Kansas 66062.
(5)      Ms. Hall's address is 1065 West 1150 South, Provo, Utah 84601.
(6)      Freedom III, LLC address is 77 West 200 South, Salt Lake City, Utah
         84101.

         CERTAIN TRANSACTIONS INVOLVING OUR OFFICERS, DIRECTORS AND AFFILIATES

Our corporate offices are located at the personal residence of James R. Smith. Under an oral agreement with Mr. Smith, we pay no rent for the use of this office space.

On June 15, 2000, our shareholders approved the acquisition of Tarus International, Inc, a Kansas corporation, Tarus was owned by Mr. Smith who was the sole officer and stockholder prior to our acquisition of Tarus. As part of the acquisition agreement, shareholders approved the exchange of 1,000,000 shares of restricted common stock for Cedar Mountain Distributors, Inc. in exchange for 200,000 shares of common stock of Tarus. As a result, Tarus became a wholly-owned subsidiary of Cedar Mountain Distributors, Inc.

David C. Owen and Malcolm K. Green have provided consulting services to the Company in exchange for the right to purchase the ownership interests they acquired in the Company as set forth under Principal Stockholders above.

On August 20, 2003, the Company approved and closed on the sale of 10,000,000 shares of newly issued and restricted shares of its restricted common stock (the "Shares") to Ms. Brenda Hall for an aggregate purchase price of $20,000 in a private offering. The Shares represented approximately seventy-six percent (76%) of the total issued and outstanding shares of common stock of the Company immediately after the sale. The proceeds from the sale were used to pay outstanding obligations of the Company and for working capital.

Item 13. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         3.01     Articles of Incorporation (1)
         3.02     Bylaws(2)
         31.1 Certification by James R. Smith under Section 302 of the Sarbanes-Oxley Act of 2002.
         31.2 Certification by James R. Smith under Section 302 of the Sarbanes-Oxley Act of 2002.
         32.1 Certification of James R. Smith pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to Exhibit 3.01 to the registration statement on Form SB-2 of Registrant filed with the Securities and Exchange Commission on September 8, 1999 (File No. 333-86711).

(2) Incorporated by reference to Exhibit 3.02 to the registration statement on Form SB-2 of Registrant filed with the Securities and Exchange Commission on September 8, 1999 (File No. 333-86711).

(b) No reports on From 8-K were filed during the quarter ended December 31, 2003.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2003 and 2002 were $5,662 and $13,315, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.

All Other Fees

The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended December 31, 2003 and 2002 were $-0- and $-0-, respectively.

Audit Committee

The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

                                   SIGNATURES

         In accordance with Sections 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Cedar Mountain Distributors, Inc.

Dated: March 2, 2004               By: /s/ James R. Smith
                                       -----------------------------------------
                                       James R. Smith
                                       President and Principal Executive Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures                            Title                            Date
----------                            -----                            ----

 /s/ James R. Smith        President, Secretary,                  March 2, 2004
-------------------        Treasurer, Director
James R. Smith             Principal Executive Officer
                           Principal Financial and
                           Accounting Officer

Supplemental information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act by Non-reporting Issuers.

No annual report or proxy material was sent to security holders during 2003.

CEDAR MOUNTAIN DISTRIBUTORS, INC.
CONTENTS
--------------------------------------------------------------------------------


                                                                       Page

Independent Auditors' Report                                            F-2

Independent Auditors' Report                                            F-3

Financial Statements:

     Consolidated Balance Sheets                                        F-4

     Consolidated Statements of Operations                              F-5

     Consolidated Statement of Changes in Stockholders' Deficit         F-6

     Consolidated Statements of Cash Flows                              F-7

     Notes to Consolidated Financial Statements                         F-8

                          Independent Auditors' Report




To the Stockholders
Cedar Mountain Distributors, Inc.
Olathe, Kansas


We have audited the accompanying consolidated balance sheet of Cedar Mountain Distributors, Inc. as of December 31, 2003, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cedar Mountain Distributors, Inc. as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 the Company has incurred losses since inception, has a deficit working capital position and a net capital deficiency that raise substantial doubt about the Company's ability to continue as to going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Cordovano and Honeck, P.C.

Cordovano and Honeck, P.C.
February 23, 2004
Denver, Colorado

                          Independent Auditors' Report




To the Stockholders
Cedar Mountain Distributors, Inc.
Olathe, Kansas


We have audited the accompanying balance sheet of Cedar Mountain Distributors, Inc. as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cedar Mountain Distributors, Inc. as of December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 the Company has a loss from operations, a deficit working capital position and a net capital deficiency that raise substantial doubt about the Company's ability to continue as to going concern. Management's plans in regard to these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



March 15, 2003                                /s/  Sartain Fischbein & Co.
Tulsa, Oklahoma

CEDAR MOUNTAIN DISTRIBUTORS, INC.
CONSOLIDATED BALANCE SHEETS
-------------------------------------------------------------------------------------------------------------------------

                                                                                 December 31,           December 31,
                                                                                     2003                   2002
-------------------------------------------------------------------------------------------------------------------------

ASSETS
Current Assets:
  Cash                                                                             $      5,026           $      9,840
  Accounts receivable                                                                         -                  1,297
  Inventories                                                                                 -                  7,989
                                                                                   ------------           ------------

Total Current Assets                                                                      5,026                 19,126
                                                                                   ------------           ------------

Total Assets                                                                       $      5,026           $     19,126
                                                                                   ============           ============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                                                 $      8,595           $      8,017
  Accrued interest payable -  related party (Note 2)                                      5,928                  3,565
  Notes payable - related party (Note 2)                                                 26,300                 22,500
                                                                                   ------------           ------------

Total Current Liabilities                                                                40,823                 34,082
                                                                                   ------------           ------------

Stockholders' Deficit (Note 7):
  Preferred stock, $.001 par value, 5,000,000 shares
    authorized, -0- and -0- shares issued and
    outstanding, respectively                                                                 -                      -
  Common stock, $.001 par value, 50,000,000 shares
    authorized, 13,200,000 and 3,200,000 shares
    issued and outstanding, respectively                                                 13,200                  3,200
  Additional paid-in capital                                                            244,019                219,619
  Accumulated deficit                                                                  (293,016)              (237,775)
                                                                                   ------------           ------------

Total Stockholders' Deficit                                                             (35,797)               (14,956)
                                                                                   ------------           ------------

Total Liabilities and Stockholders' Deficit                                        $      5,026           $     19,126
                                                                                   ============           ============



                                                             F-4
-------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

CEDAR MOUNTAIN DISTRIBUTORS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
------------------------------------------------------------------------------------------------------------------------

                                                                                   Year Ended              Year Ended
                                                                                   December 31,            December 31,
                                                                                       2003                    2002
------------------------------------------------------------------------------------------------------------------------
Sales                                                                              $      1,264            $     25,452
Cost of Sales                                                                             7,989                  20,655
                                                                                   ------------            ------------

Gross Profit                                                                             (6,725)                  4,797

Operating Expenses (Note 2)                                                              46,101                 130,062
                                                                                   ------------            ------------

Operating Loss                                                                          (52,826)               (125,265)

Interest Expense (Note 2)                                                                 2,415                   8,997
                                                                                   ------------            ------------

Net Loss                                                                           $    (55,241)           $   (134,262)
                                                                                   ============            ============

Basic Loss Per Share                                                               $      (0.01)           $      (0.04)
                                                                                   ============            ============

Basic Weighted Average Shares Outstanding                                             6,845,836               3,031,404
                                                                                   ============            ============


                                                               F-5
-------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

CEDAR MOUNTAIN DISTRIBUTORS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------------------------
Years ended December 31, 2003 and 2002
------------------------------------------------------------------------------------------------------------------------------


                                                    Common Stock            Additional
                                              -------------------------      Paid-in           Accumulated
                                                 Shares        Amount         Capital             Deficit            Total
                                              ----------    -----------     -----------         -----------       -----------
Balance, December 31, 2001                     3,000,000        $ 3,000        $ 35,510          $ (103,513)        $ (65,003)

Exchange of common stock
  in merger, $.01 per share                            -              -               -                   -                 -

Common stock issued in
  offering, $.001 par value,
  net of offering costs of
  $30,091 (Note 7)                               200,000            200         169,709                   -           169,909

Contributions of services
  (Note 2)                                             -              -          14,400                   -            14,400

Net loss for year                                      -              -               -            (134,262)         (134,262)
                                              ----------    -----------     -----------         -----------       -----------

Balance, December 31, 2002                     3,200,000          3,200         219,619            (237,775)          (14,956)

Common stock issued in
  private transaction offering
  $.001 par value, price $.002
  (Note 7)                                    10,000,000         10,000          10,000                   -            20,000

Contributions of services
  (Note 2)                                             -              -          14,400                   -            14,400

Net loss for year                                      -              -               -             (55,241)          (55,241)
                                              ----------    -----------     -----------         -----------       -----------

Balance, December 31, 2002                    13,200,000    $    13,200     $   244,019         $  (293,016)      $   (35,797)
                                              ==========    ===========     ===========         ===========       ===========



                                                               F-6
-------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

CEDAR MOUNTAIN DISTRIBUTORS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
------------------------------------------------------------------------------------------------------------------------

                                                                                Year Ended                Year Ended
                                                                                December 31,              December 31,
                                                                                    2003                      2002
------------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net loss                                                                      $     (55,241)            $    (134,262)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Contribution of services                                                          14,400                    14,400
     Changes in current assets and current liabilities:
        Decrease in accounts receivable                                                 1,297                     3,532
        Decrease in inventories                                                         7,989                     3,602
        Increase in accounts payable                                                      578                     2,535
        Increase (decrease) in accrued expenses                                         2,363                    (3,862)
                                                                                -------------             -------------

Net Cash Used in Operating
   Activities                                                                         (28,614)                 (114,055)
                                                                                -------------             -------------

Cash Flows From Financing Activities:
  Payments for offering costs                                                               -                   (15,091)
  Proceeds from sale of common stock                                                   20,000                   200,000
  Proceeds from notes payable - related party (Note 2)                                  3,800                    23,500
  Proceeds from notes payable - other (Note 4)                                          2,500                         -
  Repayments of note payable - related party (Note 2)                                       -                   (91,500)
  Repayments of note payable - other (Note 4)                                          (2,500)                        -
                                                                                -------------             -------------

Net Cash Provided By Financing Activities                                              23,800                   116,909
                                                                                -------------             -------------

Net Change in Cash                                                                     (4,814)                    2,854

Cash, beginning of period                                                               9,840                     6,986
                                                                                -------------             -------------

Cash, end of period                                                             $       5,026             $       9,840
                                                                                =============             =============

Cash Paid During the Year For:
  Interest                                                                      $          52             $      12,859
                                                                                =============             =============
  Income Taxes                                                                  $           -             $           -
                                                                                =============             =============

                                                               F-7
-------------------------------------------------------------------------------------------------------------------------
The accompanying notes are an integral part of the financial statements.

CEDAR MOUNTAIN DISTRIBUTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

1.  SUMMARY OF    Nature of Operations: Cedar Mountain Distributors, Inc. ("the
    SIGNIFICANT   Company") was incorporated on December 23, 1999 to effect a
    ACCOUNTING    business combination with Tarus International, Inc. ("Tarus").
    POLICIES      The business combination occurred during the year ended
                  December 31, 2000, resulting in Tarus becoming a wholly-owned subsidiary of Cedar Mountain Distributors, Inc. Tarus was incorporated in August 1999. Through Tarus, the Company sells imported soft drinks to schools, wholesalers, retailers and distributors in the Midwestern Untied States.

                  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has suffered significant losses since inception and has a deficit working capital position and a net capital deficiency at December 31, 2003. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable time.

                  The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. During the years ended December 31, 2003 and 2002, the president has loaned the Company funds for working capital on an "as needed" basis. There is no assurance that these loans will continue in the future. The Company has also raised capital through the sale of common stock. The Company plans to seek additional funding to maintain its operations through debt and equity financing. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                  Use of Estimates: The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                  Cash Equivalents: For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2003.

                  Accounts Receivable: Accounts receivable consists of amounts due from customers from the sale of product. These amounts are uncollateralized obligations due under normal trade terms. Balances are written off and the loss charged to expense when they are determined to be uncollectible by management. The Company wrote off $-0- and $4,365 of accounts receivable during the years ended December 31, 2003 and 2002, respectively.

                                      F-8
--------------------------------------------------------------------------------

CEDAR MOUNTAIN DISTRIBUTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

1.  SUMMARY OF    Inventories: Inventories, which consist of purchased bottled
    SIGNIFICANT   and canned soft drinks, are stated at the lower of cost
    ACCOUNTING    (first-in, first-out method) or market. Inventory that remains
    POLICIES      on hand after the stated expiration date is removed from
    (CONTINUED)   inventory and charged to cost of sales.

                  Offering Costs: Offering costs represent costs incurred in connection with the Company's public offering that was completed in November 2002 (Note 7). Costs related to common stock offerings are recorded initially as a deferred asset until the offering is successfully completed, at which time they are recorded as a reduction of gross proceeds in shareholders' deficit. If an offering is not successful, the costs are charged to operations at that time.

                  Per Share Information: The computation of loss per share is based on the loss applicable to common stockholders, divided by the weighted average number of common shares outstanding during the period. No diluted per share information is provided as there is no potential dilution of common shares.

                  Income Taxes: The Company uses the asset and liability method of accounting for deferred income taxes. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

                  Delivery Costs: Delivery and shipping costs are expensed as incurred and approximated $1,200 and $2,300 for the years ended December 31, 2003 and 2002, respectively. These costs have been included in operating expenses in the statement of operations.

                  Advertising Costs: Advertising costs are expensed as incurred and amounted to approximately $-0- in 2003 and $4,300 in 2002.

                  Revenue Recognition: Upon receipt of a customer order, the Company places an order with their vendor for the soft drink products not currently in inventory. Vendors supplying product to the Company generally require payment before the product is picked up by a common carrier for delivery.

                  Funds paid to the vendor are recorded as deposits on inventory until the product is picked up by the common carrier, at which time the product becomes the Company's inventory. Inventory is recorded at cost. The Company recognizes revenue upon delivery of the products to the customer.

                  Concentration: The Company currently purchases substantially all its inventory from one supplier.

                                      F-9
--------------------------------------------------------------------------------

CEDAR MOUNTAIN DISTRIBUTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

1.  SUMMARY OF    New Accounting Pronouncements:
    SIGNIFICANT   Consolidation of Variable Interest Entities:
    ACCOUNTING    In January 2003, the Financial Accounting Standards Board
    POLICIES      ("FASB") issued Interpretation No. 46, "Consolidation of
    (CONTINUED)   Variable Interest Entities", an interpretation of Accounting
                  Research Bulletin No. 51, "Consolidated Financial Statements".
                  Interpretation 46 establishes accounting guidance for consolidation of variable interest entities that function to support the activities of the primary beneficiary.
                  Interpretation 46 applies to any business enterprise, both public and private, that has a controlling interest, contractual relationship or other business relationship with a variable interest entity. The Company believes it has no investment in or contractual relationship or other business relationship with a variable interest entity and therefore the adoption did not have any impact on our financial position or results of operations. However, if the Company enters into any such arrangement with a variable interest entity in the future, our financial position or results of operations may be adversely impacted.

                  Amendment of Statement 133 on Derivative Instruments and Hedging Activities: On April 30, 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". Statement 149 is intended to result in more consistent reporting of contracts as either freestanding derivative instruments subject to Statement 133 in its entirety, or as hybrid instruments with debt host contracts and embedded derivative features. In addition, Statement 149 clarifies the definition of a derivative by providing guidance on the meaning of initial net investments related to derivatives. Statement 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not believe the adoption of Statement 149 will have a material effect on its financial position, results of operations or cash flows.

                  Financial Instruments with Characteristics of Both Liabilities and Equity: On May 15, 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". Statement 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. Statement 150 represents a significant change in practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives that frequently are used in connection with share repurchase programs. The Company currently does not use such instruments. Statement 150 is effective for all financial instruments created or modified after May 31, 2003, and to other instruments as of September 1, 2003. The Company has adopted Statement 150 and does not believe the effect of adopting this statement will have a material impact on its financial position, results of operations or cash flows.

                                      F-10
--------------------------------------------------------------------------------

CEDAR MOUNTAIN DISTRIBUTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

2.  RELATED       During the years ended December 31, 2003 and 2002, the Company
    PARTY         utilized the services, furniture, equipment, and facilities of
    TRANSACTIONS  the Company's sole officer and director valued at $14,400 each year. These services have been reflected as an operating expense and additional paid in capital in the accompanying consolidated financial statements.

                  During the year ended December 31, 2002, the Company paid $70,000 in fees to companies affiliated with shareholders for consulting services.

                  During the years ended December 31, 2003 and 2002, the Company's sole officer and director advanced $3,800 and $18,500, respectively, to the Company. The Company repaid $5,000 during the year ended December 31, 2002. The net advances increased the amount owed to the officer/director to $26,300 at December 31, 2003. The advances were converted into two promissory notes totaling $3,800 and $22,500 dated December 31, 2003 and October 21, 2002, respectively. Both notes carry a ten percent interest rate and are due on demand. Interest expense on the notes totaled $2,363 and $1,783 for the years ended December 31, 2003 and 2002, respectively. Accrued interest payable on the notes totaled $5,928 and $3,565 as of December 31, 2003 and 2002, respectively.

                  Notes payable - related party consist of the following:

                                                     December 31,   December 31,
                                                         2003           2002
                                                     ------------   ------------
                  Unsecured notes payable to
                  officer/director with interest
                  at 10 percent, due on demand.
                                                        $26,300       $22,500
                                                        =======       =======


3.  MAJOR         Four unaffiliated customers each accounted for more than 5
    CUSTOMERS     percent of the Company's total revenue and collectively
                  accounted for approximately 96 percent of the Company's total revenue during the year ended December 31, 2003. Four unaffiliated customers each accounted for more than 5 percent of the Company's total revenue and collectively accounted for approximately 69 percent of the Company's total revenue during the year ended December 31, 2002. At December 31, 2002 receivables from these customers represented 100 percent of the total receivables balance.

                                      F-11
--------------------------------------------------------------------------------

CEDAR MOUNTAIN DISTRIBUTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

4.  NOTE PAYABLE  In April 2003, the Company issued a promissory note for $2,500 to an unrelated third party. The note carries a six percent interest rate and is due on demand. The Company repaid the $2,500 note and $52 in related interest expense during August 2003.


5.  INCOME TAXES  A reconciliation of the U.S. statutory federal income tax rate to the effective rate is as follows:

                                                 December 31,     December 31,
                                                     2003             2002
                                                 ------------     ------------
                  U.S. federal statutory
                    graduated rate                  15.00%           24.44%
                  State income tax rate,
                    net of federal benefit          3.40%            3.02%
                  Contributed services             (4.80%)          (2.94%)
                  Net operating loss for
                    which no tax benefit is
                    currently available           (13.60%)         (24.52%)
                                                ----------      -----------
                  Net deferred tax asset        $   0.00%       $    0.00%
                                                ==========      ===========

                  At December 31, 2003, deferred taxes consisted of a net tax asset of $82,515, due to operating loss carryforwards of $249,816, which was fully allowed for in the valuation allowance of $82,515. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The deferred tax assets for the years ended December 31, 2003 and 2002 were $7,515 and $32,921, respectively. The change in the valuation allowance for the years ended December 31, 2003 and 2002 were also $7,515 and $32,921, respectively. Net operating loss carryforwards will expire through 2023.

                  The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

                  Should the Company undergo an ownership change as defined in
                  Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation, which could reduce or defer the utilization of these losses.

                                      F-12
--------------------------------------------------------------------------------

CEDAR MOUNTAIN DISTRIBUTORS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

6.  STOCK OPTION  Effective January 6, 2000, the Company adopted a Stock Option
    PLAN Plan ("the Plan") that provides for qualified and non-qualified plans. The Plan covers an aggregate 2,000,000 shares of common stock, except that no more than 1,000,000 shares shall be issued in connection with the exercise of incentive options. The incentive plan is administered by a committee appointed by the Board of Directors ("Committee"), and requires that options be granted at an exercise price of 100 percent of the fair value of the common stock of the Company on the date of the grant. Options granted to stockholders who possess more than 10 percent of the outstanding common stock have a required exercise price of 100 percent of the fair value of the common stock on the date of grant.

                  The options expire up to ten years from date of grant or up to five years from the date of grant for options to stockholders who possess more than 10 percent of the outstanding common stock.

                  The non-qualified plan is also administered by the Committee and is covered by the same 2,000,000 shares as the incentive plan. The non-qualified plan provides that options may be granted at exercise prices and terms as determined by the Committee.

                  No options have been granted under the Plan as of December 31, 2003.

7.  STOCKHOLDERS' Preferred Stock: The Board of Directors has authorized
    EQUITY,       5,000,000 of $.001 par value preferred stock with attributes
    CHANGE IN     to be determined by the Board of Directors.
    CONTROL
                  Common Stock: On June 6, 2001, the Board of Directors approved the sale of 200,000 shares of common stock at $1.00 per share in a public offering. This public offering was completed in November 2002 and resulted in the Company receiving net proceeds of $169,909 after offering costs.

                  On August 20, 2003, the Board of Directors approved the sale of 10,000,000 shares of common stock for a total price of $20,000 in an individual transaction. This transaction was completed in August 2003 and effected a change in control of the company.

                                      F-13
--------------------------------------------------------------------------------