Form 10QSB
period 2004-03-31
CEDAR MOUNTAIN DISTRIBUTORS INC
filed 2004-05-11
CIK 1144255

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2004

                        Commission File Number 333-64840


                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
             (Exact name of registrant as specified in its charter)


             Nevada                                       91-2015441
 (State or other jurisdiction of              (IRS Employer Identification No.)
 incorporation or organization)


                     1236 East Frontier Lane, Olathe, Kansas
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (913) 782-3068
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                        Outstanding as of May 6, 2004
       ------------                     -----------------------------
       Common Stock                               13,200,000

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                           BALANCE SHEETS (Unaudited)

-------------------------------------------------------------------------------------------- ---------------------
                                                                             March 31,           December 31,
                                                                                2004                 2003
------------------------------------------------------------------------ ------------------- ---------------------
ASSETS
Current Assets:
    Cash                                                                    $      8,601         $      5,026
                                                                            ------------         ------------
Total Current Assets                                                               8,601                5,026
                                                                            ------------         ------------
Total Assets                                                                $      8,601         $      5,026
                                                                            ============         ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities:
    Accounts payable                                                        $     11,846         $      8,595
    Accrued interest payable
                                                                                   6,570                5,928
    Notes payable - stockholders
                                                                                  31,300               26,300
                                                                            ------------         ------------
Total Current Liabilities
                                                                                  49,716               40,823
                                                                            ------------         ------------

Stockholders' Deficit
   Preferred stock, $.001 par value, 5,000,000 shares
     authorized, no shares issued and outstanding                                      -                    -
   Common stock, $.001 par value, 50,000,000 shares
     authorized, 13,200,000 and 3,200,000 shares
     issued and outstanding                                                       13,200               13,200
    Additional paid-in capital                                                   247,619              244,019
    Accumulated deficit                                                         (301,934)            (293,016)
                                                                            ------------         ------------

Total Stockholders' Deficit                                                      (41,115)             (35,797)
                                                                            ------------         ------------
Total Liabilities and Stockholders' Deficit                                 $      8,601         $      5,026
                                                                            ============         ============

                                                               2

                                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                      STATEMENTS OF OPERATIONS (Unaudited)
-------------------------------------------------------------------------------------------------------------------
                                                                            Three Months             Three Months
                                                                                Ended                   Ended
                                                                              March 31,               March 31,
                                                                                2004                     2003
----------------------------------------------------------------------------------------------  -------------------
Sales                                                                      $           -           $         400
Cost of Sales                                                                          -                     287
                                                                           -------------           -------------
Gross Profit                                                                           -                     113

Operating Expenses                                                                 8,276                   8,207
                                                                           -------------           -------------

Operating Loss                                                                    (8,276)                 (8,094)

Interest Expense                                                                     642                     563
                                                                           -------------           -------------

Net Loss                                                                   $      (8,918)          $      (8,657)
                                                                           =============           =============

Basic Loss Per Share                                                       $       (0.00)          $       (0.00)
                                                                           =============           =============

Basic Weighted Average
  Shares Outstanding                                                          13,200,000               3,200,000
                                                                           =============           =============


                                                                3

                                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                      STATEMENTS OF CASH FLOWS (Unaudited)
------------------------------------------------------------------------------------------------------------------
                                                                                Three Months        Three Months
                                                                                    Ended               Ended
                                                                                   March 31,           March 31,
                                                                                     2004               2003
------------------------------------------------------------------------------------------------------------------
Cash Flows From Operating Activities:
  Net loss                                                                    $       (8,918)     $       (8,657)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Contribution of services                                                          3,600               3,600
     Increase in accounts receivable                                                       -               1,297
     Increase in inventories                                                               -                 287
     Increase (decrease) in accounts payable                                           3,251                 196
     Increase in accrued expenses                                                        642                 562
                                                                              --------------      --------------
Net Cash Used in Operating Activities                                                 (1,425)             (2,715)
                                                                              --------------      --------------

Cash Flows From Financing Activities:
  Proceeds from notes payable - stockholders                                           5,000                   -
                                                                              --------------      --------------

Net Cash Provided By Financing Activities                                              5,000                   -
                                                                              --------------      --------------

Net Increase in Cash                                                                   3,575              (2,715)

Cash, beginning of period                                                              5,026               9,840
                                                                              --------------      --------------

Cash, end of period                                                           $        8,601      $        7,125
                                                                              ==============      ==============

Cash Paid During the Period For:

  Interest                                                                    $            -      $            -
                                                                              ==============      ==============

  Income Taxes                                                                $            -      $            -
                                                                              ==============      ==============


                                                               4

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                             MARCH 31, 2004 AND 2003


1. Interim Reporting - BASIS OF PRESENTATION

         Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10KSB dated December 31, 2003.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

         The Company had $8,601 in cash as of March 31, 2004. As of March 31, 2004, the Company's working capital (deficit) was ($41,115) and current liabilities were $49,716.

         The Company has experienced net losses during the last two fiscal years, has had no significant revenues during such period and has a significant working capital deficit. During the past two fiscal years the Company has very limited operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Three Months Ended March 31, 2004 and 2003

         For the quarter ended March 31, 2004, the Company had no revenues or cost of net product sales compared to revenues of $400 and cost of $287 for the quarter ended March 31, 2003. Operating expenses were $8,276, resulting in a loss from operations of $8,276, compared to operating expenses and a loss from operations of $8,207 and $8,094, respectively, for the same quarter of the prior year. The Company essentially discontinued operations during 2003 due to the lack of availability of the Company's sole employee. Expenses are substantially legal and accounting costs and services contributed by a shareholder and officer. A higher level of operations and promotion activities is expected if additional funding is achieved.

Liquidity and Capital Resources

         On March 31, 2004, the Company had total current assets of $8,601 in cash, and total current liabilities of $49,716, resulting in a net working capital (deficit) of ($41,115) compared to a net working capital deficit of $35,797 at December 31, 2003. Of the liabilities, $37,870 is owed to a shareholder and officer. Net cash used in operating activities for the quarter ended March 31, 2004 was $1,425, compared to $2,715 for the quarter ended March 31, 2003. Net cash provided by financing activities for the quarter ended March 31, 2004 was $5,000, representing proceeds of notes payable to shareholders.

         The Company does not have any commitments for significant capital or operating expenditures above their current levels and believes it has sufficient cash resources to maintain its operations at the current restricted level but will need to obtain additional funding to execute its business plan and expand its operations for the year ending December 31, 2004.

         Our auditors included an explanatory paragraph in their opinion on our financial statements for the year ended December 31, 2003, to state that our losses since inception and our net capital deficit at December 31, 2003 raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon raising additional capital and achieving profitable operations. We cannot assure you that our plan of operation will be successful in addressing this issue.

Employees

         The Company currently has no full time employees, but the president devotes time to this business as resources allow.

Off-Balance Sheet Arrangements

         The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

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

Forward-Looking Statements

         When used in this Form 10-QSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

Item 3.  Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

                               INDEX TO EXHIBITS

         EXHIBIT
           NO.                         DESCRIPTION OF EXHIBIT

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

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K:

         On March 25, 2004, the Company filed a current report on Form 8-K reporting under Item 5 a change in management.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                         (Registrant)



Date: May 6, 2004                        By   /s/ Brenda Hall
                                            ------------------------------------
                                            Brenda Hall
                                            President, CEO, CFO and Secretary