Form 10QSB
period 2004-06-30
CEDAR MOUNTAIN DISTRIBUTORS INC
filed 2004-08-20
CIK 1144255

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2004

                        Commission File Number 333-64840


                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Nevada                                    91-2015441
   --------------------------------          ---------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)


                     1236 East Frontier Lane, Olathe, Kansas
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (913) 782-3068
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                       Outstanding as of August 11, 2004
        -------------                   ---------------------------------
        Common Stock                                13,200,000

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                              CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                CONSOLIDATED BALANCE SHEETS


                                          ASSETS
                                                                     June 30,   December 31,
                                                                       2004         2003
                                                                   (Unaudited)
Current assets:

      Cash .....................................................    $   2,178    $   5,026
                                                                    ---------    ---------
                 Total current assets ...........................       2,178        5,026
                                                                    ---------    ---------

                                                                    $   2,178        5,026
                                                                    =========    =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
      Accounts and notes payable:
           Accounts payable .....................................   $   7,595        8,595
           Accrued interest payable..............................       7,353        5,928
           Notes payable, shareholders...........................      31,300       26,300
                                                                    ---------    ---------

                 Total current liabilities ......................      46,248       40,823

Shareholders' deficit:
      Preferred stock, $0.001 par value;
       5,000,000 shares authorized, -0-
       issued and outstanding ...................................        --           --
      Common stock, $0.001 par value,
       50,000,000 shares authorized, 13,200,000
       and 13,200,000 issued and outstanding ....................      13,200       13,200
      Additional paid-in capital ................................     251,219      244,019
      Retained deficit ..........................................    (308,489)    (293,016)
                                                                    ---------    ---------
                   Total shareholders' deficit...................     (44,070)     (35,797)
                                                                    ---------    ---------
                                                                    $   2,178        5,026
                                                                    =========    =========



                   See accompanying notes to consolidated financial statements

                                                2

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                            For the Quarter Ended
                                                                    June 30,
                                                        -----------------------------
                                                            2004             2003
                                                        ------------     ------------
Sales ..................................                $          -     $        544

Cost of sales ..........................                           -              435
                                                        ------------     ------------
            Gross profit ...............                           -              109
                                                        ------------     ------------

Operating Expenses .....................                       5,773           13,142
                                                        ------------     ------------
            Loss from operations .......                      (5,773)         (13,033)

Interest (expense) .....................                        (783)            (613)
                                                        ------------     ------------
            Net loss ...................                $     (6,556)    $    (13,646)
                                                        ============     ============

Basic loss per common share ............                $      (0.00)    $      (0.00)
                                                        ============     ============

Basic weighted average shares outstanding...              13,200,000        3,200,000
                                                        ============     ============


             See accompanying notes to consolidated financial statements

                                          3

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                          For the Six Months Ended
                                                                   June 30,
                                                        -----------------------------
                                                            2004             2003
                                                        ------------     ------------
Sales ..................................                $          -     $        944

Cost of sales ..........................                           -              722
                                                        ------------     ------------
            Gross profit ...............                           -              222
                                                        ------------     ------------

Operating Expenses .....................                      14,048           21,349
                                                        ------------     ------------
            Loss from operations .......                     (14,048)         (21,127)

Interest (expense) .....................                      (1,425)          (1,176)
                                                        ------------     ------------
            Net loss ...................                $    (15,473)    $    (22,303)
                                                        ============     ============

Basic loss per common share ............                $      (0.00)    $      (0.01)
                                                        ============     ============

Basic weighted average shares outstanding...              13,200,000        3,200,000
                                                        ============     ============



           See accompanying notes to consolidated financial statements

                                       4

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                              For the Six Months Ended
                                                                      June 30,
                                                               ----------------------
                                                                  2004        2003
                                                               ---------    ---------
Cash flows from operating activities:

      Net loss .............................................   $ (15,473)   $ (22,303)
      Adjustments to reconcile net loss to
      net cash used in operating activities:
           Contribution of Services ........................       7,200        7,200
                                                               ---------    ---------
                                                                  (8,273)     (15,103)

      Changes in current assets and liabilities:
           Accounts receivable, inventory
             and other current assets ......................      (1,000)       2,019
           Accounts payable and accrued expenses ...........       1,425        2,005
                                                               ---------    ---------
              Net cash flow (used in) operating activities .      (7,848)     (11,079)
                                                               ---------    ---------


Cash flows from financing activities:
      Offering costs incurred ..............................        --           --
      Proceeds from Notes Payable - Shareholders............       5,000        2,500
                                                               ---------    ---------
              Net cash flow provided by financing activities       5,000        2,500
                                                               ---------    ---------

Net change in cash .........................................      (2,848)      (8,579)

Cash at beginning of period ................................       5,026        9,840
                                                               ---------    ---------

              Cash at end of period ........................   $   2,178    $   1,261
                                                               =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest ........................................   $       -    $       -
                                                               =========    =========
           Income taxes ....................................   $       -    $       -
                                                               =========    =========



              See accompanying notes to consolidated financial statements

                                       5

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                             JUNE 30, 2004 AND 2003



1.       Interim Reporting - BASIS OF PRESENTATION

         Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB dated December 31, 2003.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

2.       Related Party Transactions

         During the three and six month periods ended June 30, 2004 and 2003, the Company utilized the services, furniture, equipment, and facilities of an officer and director of the subsidiary of the Company, valued at $1,200 each month. These services have been reflected as an operating expense and with a corresponding charge to additional paid in capital in the accompanying consolidated financial statements.

         During the six month periods ended June 30, 2004 and 2003, the sole officer and director of the Company's subsidiary advanced $5,000 and $2,500, respectively, to the Company. The amount owed to the officer/director was $31,300 at June 30, 2004. Notes payable for this amount carry a ten percent interest rate and are due on demand. Interest expense on the notes totaled $1,425 and $1,176 for the six month periods ended June 30, 2004 and 2003, respectively. Accrued interest payable on the notes totaled $7,353 as of June 30, 2004.

3.       Income Taxes

         The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the condensed financial statements resulting in a deferred tax asset, which was fully allowed for, therefore the net benefit and expense result in $0 income taxes.

Item 2. Management's Discussion and Analysis or Plan of Operation.

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Financial Position

         The Company had $2,178 in cash as of June 30, 2004. As of June 30, 2004, the Company's working capital (deficit) was ($44,070) and current liabilities were $46,248.

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

Three and Six Months Ended June 30, 2004 and 2003

         For the three and six months ended June 30, 2004, the Company had no revenues or cost of net product sales compared to revenues of $544 and $944, respectively, and cost of sales of $435 and $722, respectively, for the comparable periods from the prior year. Operating expenses were $5,773 and $14,048 during the three and six months ended June 30, 2004, resulting in losses from operations of $5,773 and $14,048, respectively, compared to operating expenses of $13,142 and $21,349, respectively, and losses from operations of $13,033 and $21,127, respectively, for the comparable periods from the prior year. The Company essentially discontinued operations during 2003 due to the lack of availability of the Company's sole employee. Expenses are substantially legal and accounting costs and services contributed by a shareholder and officer. A higher level of operations and promotion activities is expected if additional funding is achieved.

Liquidity and Capital Resources

         On June 30, 2004, the Company had total current assets of $2,178, and total current liabilities of $46,248, resulting in a net working capital (deficit) of ($44,070) compared to a net working capital deficit of $35,797 at December 31, 2003. Of the liabilities, $38,653 is owed to a shareholder and officer. Net cash used in operating activities for the six months ended June 30, 2004 was $7,848, compared to $11,079 for the six months ended June 30, 2003. Net cash provided by financing activities for the six months ended June 30, 2004 was $5,000, compared to $2,500 for the six months ended June 30, 2003, representing proceeds of notes payable to shareholders.

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

Item 3. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

         (a)
                                INDEX TO EXHIBITS

         EXHIBIT
           NO.                       DESCRIPTION OF EXHIBIT
         -------                     ----------------------

         3(i).1 Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed July 10, 2001 (File No. 333-64840))

         3(ii).2 Restated Bylaws (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form SB-2 filed July 10, 2001 (File No. 333-64840))

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K:

         None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                            (Registrant)



Date: August 17, 2004                       By /s/ Brenda Hall
                                              --------------------------------
                                              Brenda Hall
                                              President, CEO, CFO and Secretary