Form 10QSB
period 2004-09-30
CEDAR MOUNTAIN DISTRIBUTORS INC
filed 2004-11-19
CIK 1144255

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004

                        Commission File Number 333-64840


                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                Nevada                                      91-2015441
    -------------------------------            ---------------------------------
    (State or other jurisdiction of            (IRS Employer Identification No.)
     incorporation or organization)


                     1065 West 1150 South, Provo, Utah 84601
                     ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (801) 607-1120
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Class                            Outstanding as of November 16, 2004
    ------------                         -----------------------------------
    Common Stock                                      13,200,000

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                           Consolidated Balance Sheets

                                                     ASSETS
                                                                                                              September 30,
                                                                                                                   2004
                                                                                                               (Unaudited)
                                                                                                            ------------------
Current Assets:

              Cash                                                                                           $          1,370
                                                                                                            ------------------

                          Total current assets                                                                          1,370
                                                                                                            ------------------

                                                                                                             $          1,370
                                                                                                            ==================

                                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
              Accounts and notes payable:
                          Accounts payable                                                                   $          8,846
                          Accrued interest payable                                                                      8,135
                          Notes payable, shareholders                                                                  31,300
                                                                                                            ------------------

                          Total current Liabilities                                                                    48,281

Shareholders' deficit:
              Preferred stock,  $0.001 par value;
                5,000,000 shares authorized, -0-
                issued and outstanding                                                                                      -

              Common stock, $0.001 par value;
                50,000,000 shares authorized, 13,200,000
                and 13,200,000 issued and outstanding                                                                  13,200
              Additional paid-in capital                                                                              251,219
              Retained deficit                                                                                       (311,330)
                                                                                                            ------------------

              Total shareholders' deficit                                                                             (46,911)
                                                                                                            ------------------

                                                                                                             $          1,370
                                                                                                            ==================

                           See accompanying notes to consolidated financial statements

                                                       2

                                                CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                              CONSOLIDATED STATEMETNS OF OPERATIONS
                                                           (Unaudited)

                                                                                          For the Three Months Ended
                                                                                                 September 30,
                                                                                   -------------------------------------------
                                                                                        2004                         2003
                                                                                   ---------------             ---------------
              Sales                                                                $            0              $          320

              Cost of Sales                                                                     0                         256
                                                                                   ---------------             ---------------

                          Gross Profit                                                          0                          64
                                                                                   ---------------             ---------------


              Operating Expenses                                                            2,058                      10,232
                                                                                   ---------------             ---------------

                          Loss from operations                                             (2,058)                    (10,168)

              Interest (expense)                                                             (783)                       (563)
                                                                                   ---------------             ---------------

                          Total Expenses                                                    2,841                      10,731
                                                                                   ---------------             ---------------

              Loss before income taxes                                                     (2,841)                    (10,731)

              Income tax benefit                                                               --                          --
                                                                                   ---------------             ---------------

                          Net loss                                                 $       (2,841)             $      (10,731)
                                                                                   ===============             ===============

              Basic loss per common share                                          $        (0.00)             $        (0.00)
                                                                                   ===============             ===============

              Basic weighted average shares outstanding                                13,200,000              $    7,656,522
                                                                                   ===============             ===============



                                See accompanying notes to consolidated financial statements

                                                               3

                                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)

                                                                                           For the Nine Months Ended
                                                                                                 September 30,
                                                                                   -------------------------------------------
                                                                                        2004                        2003
                                                                                   ---------------             ---------------
              Sales                                                                $            0              $        1,264

              Cost of Sales                                                                     0                         978
                                                                                   ---------------             ---------------

                          Gross Profit                                                          0                         286
                                                                                   ---------------             ---------------


              Operating Expenses                                                           16,107                      31,581
                                                                                   ---------------             ---------------

                          Loss from operations                                            (16,107)                    (31,295)

              Interest (expense)                                                           (2,207)                     (1,739)
                                                                                   ---------------             ---------------

                          Total expenses                                                   18,314                      33,034
                                                                                   ---------------             ---------------

              Loss before income taxes                                                    (18,314)                    (33,034)

              Income Tax Benefit                                                               --                          --
                                                                                   ---------------             ---------------

                          Net loss                                                 $      (18,314)             $      (33,034)
                                                                                   ===============             ===============

              Basic loss per common share                                          $        (0.00)             $        (0.01)
                                                                                   ===============             ===============

              Basic weighted average shares outstanding                                13,200,000                   4,701,832
                                                                                   ===============             ===============


                                   See accompanying notes to consolidated financial statements

                                                               4

                                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)

                                                                                           For the Nine Months Ended
                                                                                                 September 30,
                                                                                   -------------------------------------------
                                                                                        2004                         2003
                                                                                   ---------------             ---------------
Cash flows from operating activities:
              Net loss                                                             $    (18,314)               $      (33,034)
              Adjustments to reconcile net loss to
              net cash used in operating activities:
                          Contribution of Services                                          7,200                      10,800
                                                                                   ---------------             ---------------
                                                                                          (11,114)                    (22,234)

              Changes in current assets and liabilities:
              Accounts receivable, inventory
              and other current assets                                                          -                       2,275
              Accounts payable and accured expenses                                         2,458                      (3,984)
                                                                                   ---------------             ---------------

              Net cash flow (used in) operating activities                                 (8,656)                    (23,943)

Cash flows from financing activities
              Offering costs incurred                                                           -                           -
              Proceeds from sale of common stock                                                                       20,000
              Proceeds from Notes Payable - Shareholders                                    5,000                       1,850
                                                                                   ---------------             ---------------
                          Net cash flow provided by financing acitivities                   5,000                      21,850
                                                                                   ---------------             ---------------

Net change in cash                                                                         (3,656)                     (2,093)

Cash at beginning of period                                                                 5,026                       9,840
                                                                                   ---------------             ---------------

Cash at end of period                                                              $        1,370              $        7,747
                                                                                   ===============             ===============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
              Cash paid during the period for:
                          Interest                                                              -              $           51
                                                                                   ===============             ===============

                          Income taxes                                                          -                           -
                                                                                   ===============             ===============


                               See accompanying notes to consolidated financial statements

                                                           5

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                           SEPTEMBER 30, 2004 AND 2003


1.       Interim Reporting - BASIS OF PRESENTATION

         Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB dated December 31, 2003.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2004, are not necessarily indicative of the results that my be expected for the year ended December 31, 2004.

2.       Related Party Transactions

         During the nine month periods ended September 30, 2004 and 2003, the Company utilized the services, furniture, equipment, and facilities of an officer and director of the subsidiary of the company, valued at $1,200 each month. These services have been reflected as an operating expense and with a corresponding charge to additional paid in capital in the accompanying consolidated financial statements. As of July 1, 2004 the company terminated the use of the facilities.

         During the nine month periods ended September 30, 2004, the sole officer and director of the Company's subsidiary advanced $5,000 to the Company. The amount owed to the officer/director was $31,300 at September 30, 2004. Notes payable for this amount carry a ten percent interest rate and are due on demand. Interest expense on the notes totaled $2,207 and $1,739 for the nine month periods ended September 30, 2004 and 2003, respectively. Accrued interest payable on the notes totaled $8,135 as of September 30, 2004.

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

Financial Position

         The Company had $1,370 in cash as of September 30, 2004. As of September 30, 2004, the Company's working capital (deficit) was ($46,911) and current liabilities were $48,281.

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

Three and Nine Months Ended September 30, 2004 and 2003

         For the three and nine months ended September 30, 2004, the Company had no revenues or cost of net product sales compared to revenues of $320 and $1,264, respectively, and cost of sales of $256 and $978, respectively, for the comparable periods, because the Company discontinued operations during 2003 due to the lack of availability of the Company's sole employee.

         Operating expenses were $2,058 and $10,232 during the three months ended September 30, 2004 and 2003, respectively. The difference of $8,174 was due to the fact that the Company paid rent for office and warehouse space during the three months ended September 30, 2003, but not during the three months ended September 30, 2004.

         The operating expenses for the nine months ended September 30, 2004 and 2003 were $16,107 and $31,581, respectively. The difference of $15,474 was due to the fact that the Company paid rent for office and warehouse space during the nine month ended September 30, 2003, but not during the nine months ended September 30, 2004.

         Operating expenses consist primarily of legal and accounting costs and services contributed by a shareholder and officer. A higher level of operations and promotion activities is expected if additional funding is achieved.

Liquidity and Capital Resources

         On September 30, 2004, the Company had total current assets of $1,370, and total current liabilities of $48,281, resulting in a net working capital (deficit) of ($46,911) compared to a net working capital deficit of ($35,797) at December 31, 2003. Of the liabilities, $39,435 is owed to a shareholder and officer. Net cash used in operating activities for the nine months ended September 30, 2004 was $8,656, compared to $23,943 for the nine months ended September 30, 2003. Net cash provided by financing activities for the nine months ended September 30, 2004 was $5,000, compared to $21,850 for the nine months ended September 30, 2003, representing proceeds of notes payable to shareholders and proceeds from the sale of common stock.

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

Item 3. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

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

                                            CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                            (Registrant)



Date: November 16, 2004                     By   /s/ Brenda Hall
                                               ---------------------------------
                                               Brenda Hall
                                               President, CEO, CFO and Secretary