Form 10KSB
period 2004-12-31
CEDAR MOUNTAIN DISTRIBUTORS INC
filed 2005-04-01
CIK 1144255

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                                December 31, 2004

                             Commission file number
                             ----------------------
                                    333-64840

                        Cedar Mountain Distributors, Inc.
                -----------------------------------------------
                (Name of registrant as specified in its charter)


                 Nevada                                   91-2015441
      ----------------------------                    -------------------
      (State or other jurisdiction                       (IRS employer
            of incorporation)                         identification no.)

  1065 West 1150 South, Provo, UT 84601                 (801) 361-6670
----------------------------------------       --------------------------------
(Address of principal executive offices)       (Registrant's telephone number,
                                                     including area code)


Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuers revenues for its most recent fiscal year: None.

         The aggregate market value of voting stock held by non-affiliates of the registrant at December 31, 2004: The common voting stock of the registrant is not publicly traded and has no readily ascertainable fair market value.

         Shares outstanding of the registrant's common stock as of March 30, 2005: 13,200,000

                       CEDAR MOUNTAIN DISTRIBUTORS, INC.


                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                          YEAR ENDED DECEMBER 31, 2004


                                     PART I

Item 1.    Description of Business............................................3
Item 2.    Description of Properties..........................................4
Item 3.    Legal Proceedings..................................................4
Item 4.    Submission of Matters to a Vote of Security Holders................4

                                     PART II

Item 5.    Market for Common Equity and Related Stockholder Matters...........5
Item 6.    Management's Discussion and Analysis or Plan of Operation..........5
Item 7.    Financial Statements...............................................7
Item 8.    Changes In and Disagreements With Accountants on Accounting
             and Financial Disclosure.........................................7
Item 8A.   Controls and Procedures............................................7
Item 8B.   Other Information..................................................7

                                    PART III

Item 9.    Directors, Executive Officers, Promoters and Control Persons;
             Compliance With Section 16(a) of the Exchange Act................8
Item 10.   Executive Compensation.............................................9
Item 11.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................9
Item 12.   Certain Relationships and Related Transactions....................10
Item 13.   Exhibits..........................................................10
Item 14.   Principal Accountant Fees and Services............................10

                                     PART I

Item 1. Description of Business.

Business Development

         Cedar Mountain Distributors, Inc. was incorporated in the State of Nevada on December 23, 1999 using the name "KNETX Skates Corporation." On June 9, 2000, the name was changed to Cedar Mountain Distributors, Inc. ("our Company," "us," "we," "our," etc.). On June 20, 2000, we acquired all common stock of Tarus International, Inc. ("Tarus"), a company incorporated in the State of Kansas, which is now our wholly-owned subsidiary. Before this acquisition, we were not actively engaged in any business activity, had no revenues, and had only very limited operating expenses. Prior to this merger, Tarus was engaged in the sale and distribution of beverage products from the time of its formation on August 5, 1999. Currently, neither the Company nor Tarus has any ongoing business operations.

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

Business of Issuer

         The Company has no current business operations. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

         The Company will not restrict its search for any specific kind of firms, but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock. There is no assurance that the Company will be able to successfully identify and negotiate a suitable potential business venture.

         In furtherance of its business objective, on March 29, 2005 the Company executed a letter agreement with iCurie Lab Holdings, Ltd. pursuant to which the parties are conducting due diligence in anticipation of a possible transaction. The letter agreement provides for the payment of $50,000 to the Company under certain circumstances. The letter agreement does not obligate either party to enter into a transaction and there can be no assurance that the parties will complete a transaction in the future.

         Our principal executive offices are located at 1065 West 1150 South, Provo, UT 84601. Our telephone number is (801) 361-6670. Our fiscal year coincides with the calendar year and ends on December 31. Except for the Company's sole officer and director, who works for the Company on a part time basis, the Company has no other employees.

Item 2. Description of Properties.

         The Company's executive offices are located at 1065 West 1150 South, Provo, UT 84601, in the home of its president. The Company does not own or invest in, nor does the Company intend in the future, to own or invest in real estate or interests in real estate, real estate mortgages or securities of or interests in persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

         The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

Item 4. Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report.






                  [REMAINDER OF PAGE INTENTIONALLY LEFT BLANK]

                                     PART II


Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

         To the knowledge of current management, there is no active and established public trading market for the Company's common stock and management is not aware of any public marketing trading in the Company's securities during the prior twelve months.

Holders

         At March 15, 2005, there were approximately 41 holders of record of the Company's common stock.

Dividends

         The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the development of the Company's business.

Sales of Equity Securities

         The Company has not sold any securities during the period of this report that have not been previously reported.

Item 6. Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's plan of operation and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Plan of Operation

         The Company has no business operations, and very limited assets or capital resources. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

         The Company will not restrict its search for any specific kind of firms, but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

         In furtherance of this objective, March 29, 2005 the Company executed a letter agreement with iCurie Lab Holdings, Ltd. pursuant to which the parties are conducting due diligence in anticipation of a possible transaction. The letter agreement provides for the payment of $50,000 to the Company under certain circumstances. The letter agreement does not obligate either party to enter into a transaction and there can be no assurance that the parties will complete a transaction in the future.

         The Company does not have sufficient funding to meet its cash needs. The Company believes that its current cash will not be sufficient to support the Company's planned operations for the next twelve months. The Company estimates that it will need to raise at least $20,000 in new funding to pay outstanding obligations, assuming that it does not enter into a new business venture during this period. If the Company enters into a new business venture during the next twelve months, it will likely be require to raise additional funds in amounts that cannot be determined at this time. To the extent necessary, the Company may seek to raise additional funds through the sale of equity securities or by borrowing to funds until a suitable business venture can be completed. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funds.

         The Company has experienced net losses during the past two fiscal years and has had no significant revenues during such period. During the past two fiscal years the Company has had no significant business operations. In light of these circumstances, the ability of the Company to continue as a going concern is significantly in doubt. The attached financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off Balance Sheet Arrangements

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

Forward-Looking Statements

         When used in this Form 10-KSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

Item 7. Financial Statements

         See attached financial statements.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

         The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of December 31, 2004, pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting her to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

Item 8B. Other Information

         On March 29, 2005 the Company executed a letter agreement with iCurie Lab Holdings, Ltd. pursuant to which the parties are conducting due diligence in anticipation of a possible transaction. The letter agreement provides for the payment of $50,000 to the Company under certain circumstances. The letter agreement does not obligate either party to enter into a transaction and there can be no assurance that the parties will complete a transaction in the future.

                                    PART III


Item 9. Directors and Executive Officers of the Registrant

Identify Directors and Executive Officers

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 30, 2005:

                                                                    With Company
    Name          Age                       Position                    Since
    ----          ---                       --------                ------------

Brenda Hall (1)   36   Director, President, Chief Executive Officer,    2004
                       Chief Financial Officer and Secretary
---------------

         Brenda Hall. Ms. Hall has been a director since August 2004 and her term expires as a director at the next annual meeting of stockholders. For the past five years Ms. Hall has been principally employed as the president of Dassity, Inc., a private company. Dassity, Inc. provides bookkeeping, accounting and other services. Ms. Hall's duties at Dassity, Inc. include bookkeeping and accounting services. She does not have prior experience in the nutritional products industry. Ms. Hall is an officer and director of Quest Group, Inc., a reporting company.

Identify Significant Employees

         The Company has no significant employees.

Family Relationships

         None

Involvement in Certain Legal Proceedings

         Ms. Hall has not been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-K.

Audit Committee

         The Company has only one part-time employee that is also the sole director and officer. The Company has no operations and inadequate funding. Therefore, the Company has no audit, compensation or nominating committee and, as a result, the Company does not have a financial expert serving on its audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

         The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act. As a result, no reports are required to be filed pursuant to Section 16(a).

Code of Ethics

         Due to the fact that the Company has no operations and inadequate funding, the Company has not adopted a Code of Ethics and does not anticipate doing so in the immediate future.

Item 10. Executive Compensation

         During the past three fiscal years, the Company has not paid any salary, wage or other compensation to its current or former officers. During the current fiscal year the Company has no present plans to pay compensation to its sole officer and director. There are presently no ongoing pension or other plans or arrangements pursuant to which remuneration is proposed to be paid in the future to any of the officers and directors of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 30, 2005, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 30, 2005, the Company had 13,200,000 shares of common stock outstanding.

         Name and Address            Shares Beneficially      Percentage of Shares
      Of Beneficial Owner(1)                Owned              Beneficially Owned               Position
      ----------------------         -------------------      --------------------              --------
Brenda Hall(2)                            8,450,500                   64.0%           Director, President, Chief
1065 West 1150 South, Provo, Utah                                                     Executive Officer, Chief
84601                                                                                 Financial Officer and
                                                                                      Secretary

Directors and Executive Officers          8,450,000                   64.0%
as a Group (1 person)

Sugar Loaf Management, LLC                  720,000                    5.5%
31 West 400 North
Springville, UT  84663

Freedom III, LLC                          1,275,000                    9.7%
500 West Jefferson Street
Louisville, KY  40202-2823

Bateman Dynasty, LC (3)                   1,000,000                    7.5%
1065 W. 1150 S.,
Provo, Utah 84601
--------------------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) 7,450,000 are owed by Ms. Hall and the remained are owed by entities that Ms. Hall controls. (3) These shares are owned by Bateman Dynasty, LC, a private limited liability company owned by the Bateman
         Dynasty Trust, of which Brenda M. Hall is the trustee and Mr. Lynn Bateman's grandchildren are the beneficiaries. Mr. Bateman is the sole manager of the Bateman Dynasty, LC which is deemed to have sole voting and dispositive powers with respect to these shares.

Securities Authorized for Issuance Under Equity Compensation Plans

         The Company does not have any equity compensation plans.

Item 12. Certain Relationships and Related Transactions

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

Item 13. Exhibits

Exhibits

         Listed on page 12 hereof.

Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter ended December 31, 2004.

Item 14. Principal Accountant Fees and Services

Audit Fees

          The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal years ended December 31, 2004 and 2003 were $4,000 and $5,662, respectively.

Audit Related Fees

          The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $-0- and $-0-, respectively.

Tax Fees

          The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2004 and 2003 were $-0-and $-0-, respectively.

All Other Fees

          The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended December 31, 2004 and 2003 were $-0- and $-0-, respectively.

Audit Committee

         The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                           CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                           (Registrant)



Date: March 30, 2005                       By   /s/ Brenda Hall
                                              -----------------
                                           Brenda Hall
                                           President,  Chief Executive Officer,
                                           Chief Financial Officer and Secretary


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                           Title                         Date
     ---------                           -----                         ----

  /s/ Brenda Hall        Director, President, Chief Executive     March 30, 2005
----------------------   Officer, Chief Financial Officer
Brenda Hall              and Secretary

                                  EXHIBIT INDEX

EXHIBIT
  NO.                        DESCRIPTION OF EXHIBIT

3(i).1   Restated Articles of Incorporation (Incorporated by reference to
         Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed July 10, 2001 (File No. 333-64840))

3(ii).2 Restated Bylaws (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form SB-2 filed July 10, 2001 (File No. 333-64840))

10.1     Letter agreement with iCurie Lab Holdings, Ltd.

21.1     Schedule of Subsidiaries

31.1     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2     Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                              Financial Statements

                           December 31, 2004 and 2003

         (with Report of Independent Registered Public Accounting Firm)



                                                                         Page
                                                                       --------

Report of Independent Registered Public Accounting Firm...............   F-2

Consolidated Balance Sheet at December 31, 2004.......................   F-3

Consolidated Statement of Operations for the years ended
  December 31, 2004 and 2003..........................................   F-4

Consolidated Statement of Changes in Shareholders' Deficit for the
  period from January 1, 2003 through December 31, 2004...............   F-5

Consolidated Statements of Cash Flows for the years ended
  December 31, 2004 and 2003..........................................   F-6

Notes to Consolidated Financial Statements............................   F-7

             Report of Independent Registered Public Accounting Firm


To the Stockholders of
Cedar Mountain Distributors, Inc.
Olathe, Kansas

We have audited the accompanying consolidated balance sheet of Cedar Mountain Distributors and subsidiary as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Cedar Mountain Distributors, Inc. and subsidiary as of December 31, 2004, and the results of their operations and their cash flows for the years ended December 31, 2004 and 2003 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1, the Company has incurred losses since inception and has both a deficit working capital position and a net capital deficiency at December 31, 2004 that raise substantial doubt about the Company's ability to continue as to going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




Cordovano and Honeck LLP
Denver, Colorado
March 28, 2005

                               CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                   Consolidated Balance Sheet
                                       December 31, 2004

                                             Assets

Cash.................................................................................   $            726
                                                                                        ----------------
                                                                                        $            726
                                                                                        ================


                              Liabilities and Shareholders' Deficit


Accounts payable.....................................................................   $         15,923
Accrued interest payable - related party (Note 2)....................................              8,924
Notes payable - related party (Note 2)...............................................             31,300
                                                                                        ----------------

               Total liabilities.....................................................             56,147
                                                                                        ----------------

Shareholders' deficit (Notes 2 and 3):
    Common stock, $.001 par value; 50,000,000 shares authorized,
      13,200,000 shares issued and outstanding.......................................             13,200
    Additional paid-in capital.......................................................            258,519
    Accumulated deficit..............................................................           (327,140)
                                                                                        ----------------

               Total shareholders' deficit...........................................            (55,421)
                                                                                        ----------------

               Total liabilities and shareholders' deficit...........................   $            726
                                                                                        ================

                          See accompanying notes to consolidated financial statements

                                                      F-3

                                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                      Consolidated Statements of Operations


                                                                                           December 31,
                                                                              ----------------------------------
                                                                                   2004                2003
                                                                              ---------------    ---------------
Sales revenue.............................................................    $            --    $         1,264
                                                                              ---------------    ---------------

Costs and operating expenses:
    Costs of sales........................................................                 --              7,989
    Contributed services (Note 2).........................................             14,400             14,400
    General and administrative expense....................................             16,728             31,701
                                                                              ----------------   -----------------

               Total costs and expenses...................................            (31,128)           (54,090)

Interest expense..........................................................             (2,996)            (2,415)
                                                                              ---------------    ---------------
               Loss before income taxes...................................            (34,124)           (55,241)

Income tax provision (Note 5).............................................                 --                 --
                                                                              ---------------    ---------------

               Net loss...................................................    $       (34,124)   $       (55,241)
                                                                              ===============    ===============

Basic and diluted loss per share..........................................    $         (0.00)   $         (0.01)
                                                                              ===============    ===============

Weighted average number of common
  shares outstanding......................................................         13,200,000          6,845,836
                                                                              ===============    ===============

                          See accompanying notes to consolidated financial statements

                                                      F-4

                                                CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                   Consoldiated Statement of Changes in Shareholders' Deficit



                                                        Common Stock              Additional
                                                ----------------------------       Paid-In         Accumulated
                                                  Shares          Par Value        Capital           Deficit            Total
                                                ----------      ------------    -------------    ---------------     ------------
Balance at
     January 1, 2003......................       3,200,000      $      3,200    $     219,619    $      (237,775)    $    (14,956)
Common stock issued in
  private offering (Note 3)...............      10,000,000            10,000           10,000                 --           20,000
Contributed rent and services (Note 2)....              --                --           14,400                 --           14,400
Net loss..................................              --                --               --            (55,241)         (55,241)
                                                ----------      ------------    -------------    ---------------     ------------

Balance at
  December 31, 2003.......................      13,200,000            13,200          244,019           (293,016)         (35,797)
Contributed rent and services (Note 2)....              --                --           14,400                 --           14,400
Contributed capital (Note 2)..............              --                --              100                 --              100
Net loss..................................              --                --               --            (34,124)         (34,124)
                                                ----------      ------------    -------------    ---------------     ------------

Balance at
  December 31, 2004.......................      13,200,000      $     13,200    $     258,519    $      (327,140)    $    (55,421)
                                                ==========      ============    =============    ===============     ============


                                   See accompanying notes to consolidated financial statements

                                                               F-5

                                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                     Consolidated Statements of Cash Flows



                                                                                       For the Years Ended
                                                                                            December 31,
                                                                                ------------------------------------
                                                                                      2004               2003
                                                                                ----------------   ----------------
Cash flows from operating activities:
    Net loss..............................................................      $        (34,124)  $        (55,241)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        Contributed rent and services (Note 2)............................                14,400             14,400
        Changes in operating assets and liabilities:
             Accounts receivable..........................................                    --              1,297
             Inventories..................................................                    --              7,989
             Accounts payable and accrued liabilities.....................                10,324              2,941
                                                                                ----------------   ----------------
                 Net cash used in
                   operating activities...................................                (9,400)           (28,614)
                                                                                ----------------   ----------------

Cash flows from financing activities:
    Contributed capital (Note 2)..........................................                   100                 --
    Proceeds from sale of common stock....................................                    --             20,000
    Proceeds from notes payable - related party (Note 2)..................                 5,000              3,800
    Proceeds from notes payable - other...................................                    --              2,500
    Repayments of note payable - other....................................                    --             (2,500)
                                                                                ----------------   ----------------
                 Net cash provided by financing activities................                 5,100             23,800
                                                                                ----------------   ----------------

                   Net change in cash.....................................                (4,300)           (4,814)

Cash, beginning of period.................................................                 5,026              9,840
                                                                                ----------------   ----------------

Cash, end of period.......................................................      $            726   $          5,026
                                                                                ================   ================

Supplemental disclosure of cash flow information:
    Income taxes..........................................................      $             --   $             --
                                                                                ================   ================
    Interest..............................................................      $             --   $             --
                                                                                ================   ================


                          See accompanying notes to consolidated financial statements

                                                     F-6

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                   Notes to Consolidated Financial Statements


(1)      Summary of Significant Accounting Policies

Organization and Basis of Presentation

Cedar Mountain Distributors, Inc. (the "Company") was incorporated on December 23, 1999 to effect a business combination with Tarus International, Inc. ("Tarus"). The business combination occurred during the year ended December 31, 2000, resulting in Tarus becoming a wholly-owned subsidiary of Cedar Mountain Distributors, Inc. Tarus was incorporated in August 1999. The Company has no ongoing business operations and is currently seeking one or more potential business ventures.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company has suffered significant losses since inception and has a deficit working capital position and a net capital deficiency at December 31, 2004. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to participate in a successful business venture and ultimately to attain profitability. The Company's president intends to loan the Company funds to meet its short-term obligation. There can be no assurance that a successful business venture will be achieved and financing will be available. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Principles of Consolidation

The consolidated financial statements include the accounts of Cedar Mountain Distributors, Inc. and Tarus, its wholly-owned subsidiary, after the elimination of all material intercompany transactions and balances.

Reclassifications

Certain accounts in the 2003 financial statements have been reclassified for comparative purposes to conform with the presentation in the current year financial statements.

Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at December 31, 2004.

Delivery Costs

Delivery and shipping costs are expensed as incurred and approximated $-0- and $1,200 for the years ended December 31, 2004 and 2003, respectively. These costs have been included in operating expenses in the statement of operations.

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                   Notes to Consolidated Financial Statements


Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates their long-lived assets (excluding the full cost pool), including related intangibles of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value determine the amount of the impairment recognized. For assets identified to be disposed of in the future, the carrying value of these assets are compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Financial Instruments and Concentration of Credit Risk

At December 31, 2004, the fair value of the Company's financial instruments approximate their carrying value based on their terms and interest rates.

Earnings (loss) per Common Share

The Company reports loss per share using a dual presentation of basic and diluted loss per share. Basic loss per share excludes the impact of common stock equivalents. Diluted loss per share utilizes the average market price per share when applying the treasury stock method in determining common stock equivalents. At December 31, 2004, there were no variances between the basic and diluted loss per share as there were no potentially dilutive securities outstanding.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". Under APB 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123 and the Emerging Issues Task Force ("EITF") Consensus on Issue No. 96-18.


(2)      Related Party Transactions

During the years ended December 31, 2004 and 2003, the Company utilized the services, furniture, equipment, and facilities of the Company's sole officer and director valued at $14,400 each year. These services have been reflected as an operating expense and additional paid in capital in the accompanying consolidated financial statements.

During the year ended December 31, 2004, the Company borrowed $5,000 from the Company's shareholder, for working capital purposes. The borrowing is reflected on accompanying consolidated financial statements and carries a ten percent

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                   Notes to Consolidated Financial Statements


interest rate and is due on demand. Interest expense on the notes payable totaled $2,996 and $2,363 for the years ended December 31, 2004 and 2003, respectively. Accrued interest payable on the notes totaled $8,924 as of December 31, 2004.

During the year ended December 31, 2004, the Company's shareholder contributed $100 to the company for working capital purposes. The transaction has been reflected as a credit to additional paid in capital in the accompanying consolidated financial statements.

(3)      Capital Stock

On August 20, 2003, the Board of Directors approved the sale of 10,000,000 shares of common stock for a total price of $20,000. This transaction was completed in August 2003 and resulted in a change in control of the Company. The change in control of the Company did not affect the fair value of the Company's assets and liabilities.

(4)      Stock Option Plan

Effective January 6, 2000, the Company adopted a Stock Option Plan ("the Plan") that provides for qualified and non-qualified plans. The Plan covers an aggregate 2,000,000 shares of common stock, except that no more than 1,000,000 shares shall be issued in connection with the exercise of incentive options. The incentive plan is administered by a committee appointed by the Board of Directors ("Committee"), and requires that options be granted at an exercise price of 100 percent of the fair value of the common stock of the Company on the date of the grant. Options granted to stockholders who possess more than 10 percent of the outstanding common stock have a required exercise price of 100 percent of the fair value of the common stock on the date of grant. The options expire up to ten years from date of grant or up to five years from the date of grant for options to stockholders who possess more than 10 percent of the outstanding common stock.

The non-qualified plan is also administered by the Committee and is covered by the same 2,000,000 shares as the incentive plan. The non-qualified plan provides that options may be granted at exercise prices and terms as determined by the Committee.

No options have been granted under the Plan as of December 31, 2004.


(5)      Income Taxes

A reconciliation of the U.S. statutory federal income tax rate to the effective tax rate is as follows:

                                                         December 31,
                                               ------------------------------
                                                  2004                2003
                                               ------------------------------
U.S. statutory federal rate.................     15.00%               15.00%
State income tax rate.......................      3.40%                3.40%
Contributed rent and services...............    .-4.80%               -4.80%
Net operating loss for which no tax
  benefit is currently available............    -13.60%              -13.60%
                                               ------------------------------
                                                  0.00%                0.00%
                                               ==============================

At December 31, 2004, deferred taxes consisted of a net tax asset of $86,144, due to operating loss carryforwards of $269,540, which was fully allowed for in the valuation allowance of $86,144. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The deferred tax assets for the years ended December 31, 2004 and 2003 were $3,629 and $7,515, respectively. The change in the valuation allowance for the years ended December 31, 2004 and 2003 were also $3,629 and $7,515, respectively. Net operating loss carryforwards will expire through 2024.

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