Form 10QSB
period 2005-03-31
CEDAR MOUNTAIN DISTRIBUTORS INC
filed 2005-05-16
CIK 1144255

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ----------------------

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended March 31, 2005

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


                      1065 West 1150 South, Provo, UT 84601
                     ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (801) 361-6670
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                             Outstanding as of May 10, 2005
            -----                             ------------------------------
        Common Stock                                    13,200,000

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements.

                                CEDAR MOUNTAIN DISTRIBUTORS, INC.
                              CONDENSED CONSOLIDATED BALANCE SHEET
                                         March 31, 2005
                                           (Unaudited)

                                             Assets

Current assets:
  Cash                                                                                      $        515
                                                                                            ------------
Total Current Assets                                                                                 515
                                                                                            ------------
                       Total Assets                                                         $        515
                                                                                            ============


                              Liabilities and Shareholder's Deficit

Liabilities:
  Accounts payable                                                                          $     12,843
  Accrued interest payable                                                                         9,696
  Accrued expenses                                                                                   375
  Notes payable, shareholder (note 2)                                                             35,300
                                                                                            ------------
                       Total  Liabilities                                                         58,214
                                                                                            ------------

Shareholders' deficit (Note 2):
  Common stock, $.001 par value, 50,000,000 shares authorized,
    13,200,000 issued and outstanding,                                                            13,200
  Additional paid-in capital                                                                     262,258
  Accumulated deficit                                                                           (333,157)
                                                                                            ------------
                       Total Shareholders' Deficit                                               (57,699)
                                                                                            ------------

                       Total Liabilities and Shareholders' Deficit                          $        515
                                                                                            ============


                  See accompanying notes to consolidated financial statements

                                             2

                                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)


                                                                          Three Months Ended
                                                                                March 31,
                                                                    --------------------------------
                                                                        2005                  2004
                                                                    -----------           -----------
Costs and expenses:
   General and administrative expenses                              $     5,246           $     8,276
   Interest expense                                                         771                   642
                                                                    -----------           -----------
            Loss before taxes                                            (6,017)               (8,918)

Income tax provision (Note 3)                                                 -                     -
                                                                    -----------           -----------
            Net loss                                                $    (6,017)          $    (8,918)
                                                                    ===========           ===========

Basic and Diluted Loss Per Share                                    $     (0.00)          $     (0.00)
                                                                    ===========           ===========

Weighted Average Common Shares Outstanding                           13,200,000            13,200,000
                                                                    ===========           ===========


                        See accompanying notes to consolidated financial statements

                                                      3

                                CEDAR MOUNTAIN DISTRIBUTORS, INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (Unaudited)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                       --------------------------------
                                                                            2005               2004
                                                                       ------------        ------------
Net cash used in operating activities:                                 $     (4,211)       $     (1,425)
                                                                       ------------        ------------

Cash flows from financing activities:
    Proceeds from notes payable (Note 2)                                      4,000               5,000
                                                                       ------------        ------------
Net cash provided by financing activities                                     4,000               5,000
                                                                       ------------        ------------
Net Change in Cash                                                             (211)              3,575

Cash, beginning of period                                                       726               5,026
                                                                       ------------        ------------

Cash, end of period                                                    $        515        $      8,601
                                                                       ============        ============

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Interest                                                           $          -        $          -
                                                                       ============        ============
    Income Taxes                                                       $          -        $          -
                                                                       ============        ============


                   See accompanying notes to consolidated financial statements

                                                 4

                        CEDAR MOUNTAIN DISTRIBUTORS, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (Unaudited)


1.       Interim Reporting - BASIS OF PRESENTATION

         Summary of issuer's significant accounting policies are incorporated by reference to the Company's annual report on Form 10-KSB, dated December 31, 2004.

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

2.       Related Party Transactions

         During the three month periods ended March 31, 2004 and 2005, the Company utilized the services, furniture, equipment, and facilities of an officer and director of the subsidiary of the company, valued at $1,200 each month. These services have been reflected as an operating expense and with a corresponding charge to additional paid in capital in the accompanying consolidated financial statements.

         During the three month period ended March 31, 2005, Dassity, Inc., a corporation wholly-owned by Brenda M. Hall , Sole Officer and Director of Cedar Mountain Distributors, Inc. loaned the Company $4,000 at 8% interest. The note is due upon demand.

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

         In furtherance of this objective, on March 29, 2005 the Company executed a letter agreement with iCurie Lab Holdings, Ltd. pursuant to which the parties are conducting due diligence in anticipation of a possible transaction. The letter agreement provided for the payment of $50,000 to the Company under certain circumstances. On or about May 12, 2005, the parties amended the letter agreement whereby the $50,000 is to be released to the Company which funds are non-refundable unless the Company enters into certain business reorganizations or recapitalizations not involving iCurie on or before June 30, 2005. The letter agreements do not obligate either party to enter into a transaction and there can be no assurance that the parties will complete a transaction in the future.

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

Item 3. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2005 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION

Item 5. Other Information

         In furtherance of this objective, on March 29, 2005 the Company executed a letter agreement with iCurie Lab Holdings, Ltd. pursuant to which the parties are conducting due diligence in anticipation of a possible transaction. The letter agreement provided for the payment of $50,000 to the Company under certain circumstances. On or about May 12, 2005, the parties amended the letter agreement whereby the $50,000 is to be released to the Company which funds are non-refundable unless the Company enters into certain business reorganizations or recapitalizations not involving iCurie on or before June 30, 2005. The letter agreements do not obligate either party to enter into a transaction and there can be no assurance that the parties will complete a transaction in the future.

Item 6. Exhibits and Reports on Form 8-K.

         (a)
                                INDEX TO EXHIBITS

         EXHIBIT
           NO.                         DESCRIPTION OF EXHIBIT
         -------                       ----------------------

         3(i).1 Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form SB-2 filed July 10, 2001 (File No. 333-64840))

         3(ii).2 Restated Bylaws (Incorporated by reference to Exhibit 3.3 of the Company's Registration Statement on Form SB-2 filed July 10, 2001 (File No. 333-64840))

         10.1 Letter agreement with iCurie Lab Holdings, Ltd. (Incorporated by reference to Exhibit 10.1 of the Company's Annual Report on Form 10-KSB, dated December 31, 2004)

         10.2     Letter agreement with iCurie Lab Holdings, Ltd., dated May 12,
                  2005

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

                                            CEDAR MOUNTAIN DISTRIBUTORS, INC.
                                            (Registrant)



Date: May 13, 2005                          By   /s/ Brenda Hall
                                               ---------------------------------
                                               Brenda Hall
                                               President, CEO, CFO and Secretary