Form 10QSB
period 2005-06-30
iCURIE, INC.
filed 2005-08-15
CIK 1144255

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended June 30, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 333-64840
iCURIE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	91-2015441
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
Espirito Santo Plaza, 1395 Brickell Avenue, Suite 800, Miami, Florida 33131
(Address of Principal Executive Offices)
(305) 529-6290
(Issuer’s Telephone Number, Including Area Code)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 12, 2005

Common Stock	29,050,578
     Transitional Small Business Disclosure Format: Yes        No   X

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis or Plan of Operation
Item 3. Controls and Procedures
PART II OTHER INFORMATION
Item 6. Exhibits
Amended and Restated Articles of Incorporation
Amended and Restated Bylaws
Certification of CEO Pursuant to Section 302
Certification of CFO Pursuant to Section 302
Certification Pursuant to Section 906
Certification Pursuant to Section 906

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements
iCURIE, INC.
(formerly Cedar Mountain Distributors, Inc.)
Condensed Balance Sheet
June 30, 2005
(Unaudited)

Assets
Current assets:
Cash	$38,424

Total assets	$38,424

Liabilities and Shareholders’ Equity
Liabilities:
Accounts payable	$2,580
Accrued expenses	1,000

Total liabilities	3,580

Shareholders’ equity (Note 2):
Preferred stock, Series A, $.001 par value; 30,000,000 shares authorized, -0- shares issued and outstanding	—
Common stock, $.001 par value; 50,000,000 shares authorized, 4,400,001 shares issued and outstanding	4,400
Additional paid-in capital	319,547
Retained deficit	(289,103)

Total shareholders’ equity	34,844

Total liabilities and shareholders’ equity	$38,424

See accompanying notes

iCURIE, INC.
(formerly Cedar Mountain Distributors, Inc.)
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Costs and expenses:
General and administrative expenses	$5,122	$5,773	10,368	$14,048
Interest expense	824	783	1,595	1,425

Loss from operations	(5,946)	(6,556)	(11,963)	(15,473)

Other income:
Fee from merger candidate (Note 5)	50,000	—	50,000	—

Profit/(Loss) before income taxes	44,054	(6,556)	38,037	(15,473)

Income tax provision (Note 3)	—	—	—	—

Net Profit/(Loss)	$44,054	$(6,556)	38,037	$(15,473)

Basic and diluted profit/(loss) per share	$0.01	$(0.00)	0.01	$(0.00)

Weighted average common shares outstanding	4,400,001	4,400,001	4,400,001	4,400,001

See accompanying notes

iCURIE, INC.
(formerly Cedar Mountain Distributors, Inc.)
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004

Net cash used in operating activities	$33,698	$(7,848)

Cash flows from financing activities:
Proceeds from notes payable (Note 2)	4,000	5,000

Net cash provided by financing activities	4,000	5,000

Net change in cash	37,698	(2,848)

Cash, beginning of period	726	5,026

Cash, end of period	$38,424	$2,178

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$—	$—

Income taxes	$—	$—

See accompanying notes

iCURIE, INC.
(formerly Cedar Mountain Distributors, Inc.)
Statement of Changes in Shareholders’ Equity
(Unaudited)

					Additional
	Preferred Stock		Common Stock		Paid-In	Retained
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at January 1, 2005	—	$—	13,200,000	$13,200	258,519	$(327,140)	$(55,421)

June 3, 2005 – 3:1 reverse stock split (Note 4)	—	—	(8,799,999)	(8,800)	267,319	—	—
Distribute investment in subsidiary to former officer and director in exchange for the forgiveness of debts owed by the Company (Note 2)	—	—	—	—	45,028	—	45,028
Contributed rent and services (Note 2)	—	—	—	—	7,200	—	7,200
Net income	—	—	—	—	—	38,037	38,037

Balance at June 30, 2005	—	$—	4,400,001	$4,400	319,547	$(289,103)	$34,844

See accompanying notes

iCURIE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.	Interim Reporting — Basis Of Presentation

The summary of the significant accounting policies of iCurie, Inc. (known prior to July 8, 2005, as Cedar Mountain Distributors, Inc.)(the “Company”) are incorporated herein by reference from the consolidated financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2004.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.

2.	Related Party Transactions

During the six month periods ended June 30, 2004 and 2005, the Company utilized the services, furniture, equipment, and facilities of an officer and director of the subsidiary of the Company, valued at $1,200 each month. These services have been reflected as an operating expense and with a corresponding charge to additional paid-in capital in the unaudited condensed consolidated financial statements.

During the six month period ended June 20, 2005, Dassity, Inc., a corporation wholly-owned by Brenda M. Hall, sole officer and director of the Company prior to July 8, 2005, loaned the Company $4,000 at 8% interest. The note has subsequently been paid in full.

On June 30, 2005, the Company entered into a settlement and release agreement with James R. Smith, a former officer, director and shareholder of the Company, pursuant to which the Company transferred to Mr. Smith 200,000 shares of common stock of Tarus International, Inc. (“Tarus”) (which represented all of the issued and outstanding shares of capital stock of Tarus) in exchange for the release of all claims of Mr. Smith against the Company and the discharge by Mr. Smith of all obligations owed to Mr. Smith by the Company, including, without limitation, an obligation of $45,028.

3.	Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes”. The Company incurred net operating losses during the periods presented in the unaudited condensed consolidated financial statements resulting in a deferred tax asset, which was fully allowed for. Therefore, the net tax benefit and expense is $0.

4.	Changes in Equity

As reported in the Company’s Form 8-K dated May 20, 2005, effective on June 3, 2005, the Company effectuated a 3-for-1 reverse stock split of all the outstanding shares of the Company’s Common Stock, resulting in the number of outstanding shares of Company Common Stock being reduced from 13,200,000 to 4,400,000.

5.	Fees Received

During the period ended June 30, 2005, the Company received $50,000 in fees from iCurie Lab Holdings, Ltd. (“iCurie UK”) in relation to due diligence conducted by iCurie UK in contemplation of a possible transaction between the companies.
6.	Subsequent Events

On July 8, 2005 and July 11, 2005, the Company entered into a series of transactions with the shareholders of iCurie UK and certain other parties, pursuant to which (i) iCurie UK became a wholly-owned subsidiary of the Company, (ii) the Company changed its name from Cedar Mountain Distributors, Inc. to iCurie, Inc., (iii) the management of iCurie UK assumed similar management positions in the Company and (iv) the Company issued preferred stock and warrants in exchange for approximately $12.48 million in cash and the transfer to the Company of $4.6 million of notes. These transactions are described in greater detail in the Company’s Form 8-K dated July 8, 2005.

Item 2. Management’s Discussion and Analysis or Plan of Operation
     The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the plan of operation and financial condition of iCurie, Inc. (“we” or the “Company”) as of June 30, 2005. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Form 10-QSB.
Subsequent Event
     Other than the disclosures under this “Subsequent Event” heading, the disclosures contained in this report are as of June 30, 2005. On July 8, 2005 and July 11, 2005, the Company entered into a series of transactions with the shareholders of iCurie Lab Holdings, Ltd (“iCurie UK”) and certain other parties, pursuant to which (i) iCurie UK became a wholly-owned subsidiary of the Company, (ii) the Company changed its name from Cedar Mountain Distributors, Inc. to iCurie, Inc., (iii) the management of iCurie UK assumed similar management positions in the Company and (iv) the Company issued preferred stock and warrants in exchange for approximately $12.48 million in cash and the transfer to the Company of $4.6 million of notes. These transactions are described in greater detail in the Company’s Form 8-K dated July 8, 2005. The following disclosures under this Item 2 are as of June 30, 2005 and do not take into account the transactions described above.
Plan of Operation
     As of June 30, 2005, the Company has no business operations, and very limited assets or capital resources. The Company’s business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company’s principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company’s business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.
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
     The Company does not have sufficient funding to meet its cash needs. The Company believes that its current cash will not be sufficient to support the Company’s planned operations for the next twelve months. The Company estimates that it will need to raise at least $20,000 in new funding to pay outstanding obligations, assuming that it does not enter into a new business venture during this period. If the Company enters into a new business venture during the next twelve months, it will likely be required to raise additional funds in amounts that cannot be determined at this time. To the extent necessary, the Company may seek to raise additional funds through the sale of equity securities or by borrowing to funds until a suitable business venture can be completed. There is no assurance that the Company will be able to successfully identify and/or negotiate a suitable potential business venture or raise additional funds.
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
Critical Accounting Policies
     Due to the lack of current operations and limited business activities, the Company does not have any accounting policies that it believes are critical to facilitate an investor’s understanding of the Company’s financial and operating status.
Recent Accounting Pronouncements
     The Company has not adopted any new accounting policies that would have a material impact on the Company’s financial condition, changes in financial conditions or results of operations.

Forward-Looking Statements
     When used in this Form 10-QSB or other filings by the Company with the Securities and Exchange Commission, in the Company’s press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company’s executive officers, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.
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
Item 3. Controls and Procedures
     The Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.
PART II
OTHER INFORMATION
Item 6. Exhibits
     (a) Exhibits
Index to Exhibits

Exhibit No.	Description

3(i).1	Amended and Restated Articles of Incorporation
3(ii).2	Amended and Restated Bylaws
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2005	iCURIE, INC. (Registrant)
	By:	/s/ Michael Karpheden
Michael Karpheden
Chief Financial Officer