Form 10QSB
period 2005-09-30
iCURIE, INC.
filed 2005-11-21
CIK 1144255

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2005

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934
Commission file number: 333-64840
iCURIE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	91-2015441
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
1395 Brickell Avenue, Suite 800
Miami, Florida 33131
(Address of Principal Executive Offices)
(305) 529-6290
(Issuer’s Telephone Number, Including Area Code)
Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 11, 2005

Common Stock	29,212,591
Transitional Small Business Disclosure Format: Yes ☐       No ☑

PART I
FINANCIAL INFORMATION
Item 1. Financial Statements.
iCurie, Inc.
Consolidated Balance Sheet
as of September 30, 2005
Unaudited (US Dollars)

Assets
Current Assets
Cash and cash equivalents	$5,075,526
Receivable	78,009
Advance payments	102,393
Prepaid expenses	59,608
Other	43,010

Total current assets	5,358,546

Guarantee deposits	123,417
Investment (note 1)	110,670

Furniture and equipment, net (note 1)	571,265
Royalty Advance (note 3)	500,000
Other assets	45

Total assets	$6,663,943

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$517,656
Short-term borrowings (note 5)	248,465
Accrued expenses	990,566
Other	21,561

Total current liabilities	1,778,248

Bond payable (note 6)	247,490

Total liabilities	2,025,738

Stockholders’ equity (deficit) (note 4)
Common stock	29,213
Common stock Subscribed	196
Preferred Stock, Series A	20,995
Additional paid-in-capital	16,509,461
Other comprehensive loss	(38,135)
Unearned Compensation	(168,141)
Accumulated (deficit)	(11,715,384)

Total stockholders’ equity (deficit)	4,638,205

Total liabilities and stockholders’ equity (deficit)	$6,663,943

See notes to unaudited consolidated financial statements

iCurie, Inc.
Consolidated Statement of Operations
Unaudited (US Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Revenue	$—	$—	$—	$—

Costs and expenses
Selling and Administrative expenses	1,968,628	473,476	4,237,356	1,380,915
Depreciation	39,992	21,517	61,017	35,507
Amortization of deferred financing cost	220,745	—	316,661	—
Miscellaneous	4,999	2,516	15,792	9,872

Total costs and expenses	2,234,364	497,509	4,630,826	1,426,294

Operating (loss)	(2,234,364)	(497,509)	(4,630,826)	(1,426,294)

Other income (expenses)
Loss on Investment (note 1)	(105,903)		(105,903)
Interest and other income	37,174	2	53,904	71
Interest expense (notes 4, 5 and 6)	(13,020)	(19,747)	(257,424)	(78,502)

Total other income (expenses)	(81,749)	(19,745)	(309,423)	(78,431)

Net (loss)	$(2,316,113)	$(517,254)	$(4,940,249)	$(1,504,725)
Dividend on Preferred Stock	$(307,024)	—	$(307,024)	—
Net Loss Attributable to Common Shareholder	$(2,623,137)	$(517,254)	$(5,247,273)	$(1,504,725)

Net Loss per Share:
Basic	$(0.09)	$(0.02)	$(0.20)	$(0.06)
Weighted Average Shares Outstanding
Basic	28,668,779	24,935,047	26,193,301	24,935,047
See notes to unaudited consolidated financial statements

iCurie, Inc.
Consolidated Statement of Cash Flows
for the Nine Months Ended September 30, 2005 and 2004
Unaudited (US Dollars)

	2005	2004
Cash flows from operating activities:
Net (loss)	$(4,940,249)	$(1,504,725)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	61,017	35,507
Amortization	322,984	3,925
Beneficial conversion feature on long-term debt	192,959	—
Loss on Investment	105,903	—
Finders Fee Settlement	38,219	—
Amortization of Deferred Compensation	138,024	—
Imputed interest	(17,156)	7,298
Changes to certain other accounts:
Receivable	50,185	6,461
Advance payments	(57,367)	(79,706)
Prepaid expenses	(82,301)	(5,166)
Royalty Advance	(500,000)	—
Accounts payable	207,167	(31,111)
Accrued expenses	119,262	628,402
Other	33,077	28,161

Net cash (used) by operating activities	(4,328,276)	(910,954)

Cash flows from investing activities:
Acquisition of subsidiary	(2,025,344)	(110,643)
Deposits	(74,311)	—
Acquisition of short-term financial instrument	19,322	(17,361)
Repayment of long-term loans	—	(12,500)
Guarantee deposits	—	8,611
Purchase of furniture and equipment	(462,029)	(111,902)

Net cash (used) by investing activities	(2,542,362)	(243,795)

Cash flows from financing activities:
Short-term borrowings	(423,344)	(301,100)
Long-term borrowings	1,000,000	—
Deferred financing fees	(100,000)	—
Issuance of common stock	110,643	1
Net proceeds from the issuance of preferred stock	11,096,252	—
Proceeds from subscribed equity	—	1,375,000
Repayment of convertible bond	(2,030)	43,403
Offering costs	(755,127)	(98,799)

Net cash provided by financing activities	10,926,394	1,018,505

Net increase in cash and cash equivalents	4,055,756	(136,244)

Cash and cash equivalents — beginning of period	1,019,770	155,982

Cash and cash equivalents — end of period	$5,075,526	$19,738

Supplemental cash flow disclosure
Noncash financing activity
During 2005 the Company recorded a beneficial preferred stock conversion feature on certain Long-term debt (see Note 4)	$192,959	—

During 2005 the Company recorded deferred stock compensation arrangements for certain employees and directors	$306,165	—

During 2005 the Company converted debt issued by the UK subsidiary into Preferred Stock in the US parent	$2,500,000	—

During 2005 the Company converted equity in the UK subsidiary into Preferred Stock in the US parent	$1,000,000	—

During 2005 the Company converted a personal promissory note, collateralized by the Company’s Common Stock, into Preferred Stock in the US parent	$1,100,000	—

During 2005 the Company accrued Preferred Stock Dividend	$307,024	—

See notes to unaudited consolidated financial statements

iCurie, Inc.
Notes to Consolidated Financial Statements
for the Nine Months Ended September 30, 2005
Note 1 — Summary of significant accounting policies
Organization
iCurie, Inc. (the “Company” or “iCurie US”) is the new name of Cedar Mountain Distributors, Inc. (“Cedar Mountain”) effective July 8, 2005 when the Amended and Restated Articles of Incorporation were approved and filed. The Company’s operations include research, development, and commercialization of advanced microfluid and nanofluid technologies for use in nanoelectric machines and micro electromechanical (MEMS) systems.
On July 8, 2005, the Company entered into a Share Exchange Agreement (the “Share Exchange”) with the shareholders of iCurie Lab Holdings Limited (“iCurie UK” or “Subsidiary”) and certain additional parties. At the time of the Share Exchange, Cedar Mountain was a “public shell” company with no material operations. iCurie Lab Holdings Limited was incorporated in the United Kingdom on March 16, 2004, with the principal activity being the acquisition of intellectual property for the purpose of commercial exploitation.
In March 2004, iCurie UK purchased an 80.2% interest in iCurie Lab Inc. (“iCurie Korea” or “Subsidiary”), a Korean Company incorporated on June 13, 2000, under the Commercial Code of South Korea. The operations of iCurie Korea include research and development, manufacture, and sales of micro cooling systems using electronic technology. The remaining 19.8% of iCurie Korea was acquired on September 1, 2005 resulting in iCurie Korea becoming a wholly owned subsidiary. During 2004, the intellectual property for the micro cooling system was transferred from iCurie Korea to iCurie UK.
As a result of the Share Exchange, the shareholders of iCurie UK became the controlling shareholders of Cedar Mountain, and iCurie UK became a wholly-owned subsidiary of Cedar Mountain. Concurrent with the share exchange, Cedar Mountain changed its name to iCurie, Inc. The share exchange was treated as a “reverse acquisition,” with Cedar Mountain being the legal acquirer and iCurie UK being considered the accounting acquirer. The historical financial statements of iCurie UK have become the historical financial statements of the Company. Subsequent to the Share Exchange, the financial statements include the consolidated financial position and results of operations of iCurie US, iCurie UK, and iCurie Korea.
Through September 30, 2005, the operations of the Company and its Subsidiaries have been limited to the development and certification of intellectual property to be used in the production and commercialization of micro cooling system technology. The Company is currently manufacturing and marketing its products for sale based on its intellectual property.
In consolidation, all significant intercompany balances and transactions have been eliminated.
Financial reporting
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ended December 31, 2005.
The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements. Although these statements are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates.
Significant estimates required to be made by management include the valuation of 1) investments, 2) equity securities issued, and 3) beneficial conversion features embedded in debt securities.
Going Concern
The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company and its Subsidiaries have not yet commenced revenue producing operations and have sustained accumulated losses since inception of approximately $11.7 million. The Company and its Subsidiaries have funded operations through equity and debt financing since inception. All these factors raise substantial doubt over the Company’s ability to continue as a going concern.

On July 11, 2005, the Company received approximately $12.48 million in gross proceeds through a preferred stock offering made in conjunction with the Share Exchange Agreement with Cedar Mountain Distributors, Inc. Management shall use the funds to commercialize its intellectual property in order to execute its growth strategies. Furthermore, the Company has used the funds to pay off certain debts.
Cash and Cash Equivalents
Cash and cash equivalents include all cash balances and highly liquid investments, including time deposits, which are readily convertible into known amounts of cash and have an original maturity of three months or less. The Company and its Subsidiaries cash and cash equivalents are maintained in banks and financial institutions in the United Kingdom and South Korea, and they have not experienced any losses on their cash balances.
Investment
iCurie UK received 620,000 shares of an entity affiliated through common management in connection with $3,000,000 of equity financing. In July 2005, the Company disposed of 93,000 shares valued at $38,219 as part of a finders fee settlement. The remaining 527,000 shares have been valued by management at $110,670 which is management’s estimate of its fair value based on the stock price of the entity at September 30, 2005. iCurie UK has recorded a realized loss in the investment totaling $105,903 during the 3 months ended September 30, 2005.
Revenue recognition
Once the Company’s products are marketed for sale, its policy will be to record revenue as earned when the following attributes are met.
–	Persuasive evidence of a sale arrangement exists.

–	Delivery has occurred to the customers.

–	The sales price to the customer is fixed or determinable.

–	Collection is reasonably assured.
Deferred costs
In connection with obtaining debt and equity financing, iCurie UK incurred placement agent fees from a third party equal to 10% of the amount financed. The placement agent and the Company agreed to defer 2.5% of the 10% fee payable in 2004, until 2005 at completion of fundraising. During 2004, the agent assisted in placing $2,500,000 in long-term debt financing and $1,000,000 in equity financing. During 2005, the agent assisted in placing $1,000,000 in additional long-term debt financing. Deferred financing costs incurred in connection with long-term financing amounted to $329,406 and are being amortized on a straight-line basis over the stated term of the loans. Amortization expense for the nine months ended September 30, 2005 and 2004 amounted to $316,661 and $0, respectively. Amortization expense for the three months ended September 30, 2005 and 2004 amounted to $220,745 and $0, respectively.
Furniture and equipment
Furniture and equipment at September 30, 2005 are summarized as follows:

Vehicles	$48,318
Machinery	328,111
Furniture and fixtures	259,463
Assets under construction	132,809

768,701
Accumulated depreciation	(197,436)

$571,265

Furniture and equipment are stated at cost. Major renewals and betterments, which prolong the useful life or enhance the value of assets, are capitalized. Depreciation is computed using the straight-line method over the estimated life of five years for machinery and equipment, furniture and fixtures, and vehicles. Depreciation expense for the nine months ended September 30, 2005 and 2004 amounted to $61,017, and $35,507, respectively.
Net Loss per Share
Basic Loss per share is computed by dividing net loss for the period by the weighted average number of common shares outstanding during the period.

Diluted earnings per share is computed by dividing net loss by the weighted average number of shares plus the dilutive effect of convertible preferred shares and outstanding options and warrants. The weighted average shares outstanding used in the comparative 2004 periods is based upon the shares issued by the Company to effect the reverse acquisition. Approximately 21 million shares to be issued upon conversion of Series A Preferred Shares were excluded from the calculation of diluted earnings per share for the three months and nine months ended September 30, 2005 and 2004, respectively, because they were anti-dilutive.
Long-lived assets
Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the aggregate undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized, based on the fair value of the asset.
Business risks
The Company is subject to the risks associated with start-up and high growth companies such as the risks of raising adequate capital, producing profitable operations, and operating in various countries through-out the world.
Research and development costs
Research and development costs are expensed as incurred and amounted to $604,320 and $642,748 in the first nine months of 2005 and 2004, respectively.
Foreign currency translation
The reporting and functional currency of iCurie US and UK is the U.S. Dollar, while the functional currency of iCurie Korea is the Korean Won and the reporting currency is the U.S. dollar.
The assets and liabilities of the Subsidiaries have been translated into U.S. Dollars at the prevailing year-end rate of exchange, while the related income and expense items were translated at the average rate of exchange during the year. The resulting translation adjustments are accumulated in a separate component of stockholders’ equity (deficit).
The Company follows Financial Accounting Standards No. 130 (SFAS 130) “Reporting Comprehensive Income.” SFAS 130 requires a Company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) includes the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation gains (losses) during the first nine months of 2005 and 2004 amounted to $15,220 and ($38,416), respectively. Accordingly, comprehensive loss for the nine months ended September 30, 2005 and 2004 amounted to $4,925,029 and $1,543,141, respectively.
Fair value of financial instruments
The Company’s cash, receivables, accounts payable, short-term debt, and bonds payable represent financial instruments whose carrying amounts reasonably approximate their fair value.
Accounting for stock options
The Company has elected to follow the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation has been recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition & Disclosure.”
During the quarter ended September 30, 2005, the Company issued options to acquire 1,590,337 shares of Common Stock to certain employees at an exercise price of $0.88. The fair value of option grants is estimated as of the date of grant using the Black-Scholes option-pricing model with the following assumptions for the grant made during the nine months ended September 30, 2005: Expected life of option five (5) years, volatility rate 100%, risk-free interest rate ranging between 6.25%-6.59%, and a zero percent (0%) dividend yield.
The following table illustrates the pro forma effect on net income (loss) if the Company had applied the fair value recognition provisions of FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition & Disclosure, An Amendment to FASB Statement No. 123,” to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss as reported	$(2,623,137)	$(517,254)	$(5,247,273)	$(1,504,725)
Add: total stock-based employee compensation expense included in reported net loss	—	—	—	—
Deduct: stock-based compensation expense determined under the fair value method, net of tax effect, for all employee awards	(47,710)	—	(47,710)	—

Pro forma net loss	$(2,670,847)	$(517,254)	$(5,294,983)	$(1,504,725)

Loss per share
Basic-As reported	$(0.09)	$(0.02)	$(0.20)	$(0.06)
Basic-Pro Forma	$(0.09)	$(0.02)	$(0.20)	$(0.06)
Recent accounting pronouncements
In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statement. SFAS No. 123(R) is effective for awards beginning January 1, 2006. Management expects the impact of the adoption of this accounting policy in 2006 to have effects similar to the pro forma disclosures noted above.
Note 2 — Income Taxes
The Company recognizes deferred tax assets and liabilities created by temporary differences between the financial statement and tax basis of assets and liabilities. Deferred tax assets and liabilities are computed on such temporary differences, including available net operating loss carry forwards and tax credits, by applying enacted statutory tax rates applicable to the years when such differences are expected to reverse. A valuation allowance is provided on deferred tax assets to the extent that it is more likely than not that such deferred tax assets will not be realized.
The Company currently operates in the United States, while its Subsidiaries operate in the United Kingdom and South Korea. Operating loss carryforwards in the United Kingdom approximated $900,000 at December 31, 2004, and can be carried forward indefinitely, provided the Company (i) doesn’t cease operations and (ii) doesn’t change its business nature, while operating loss carryforwards in South Korea approximated $2,800,000 at December 31, 2004, and expire in the years 2007 and 2008. A full valuation allowance has been applied against the deferred tax asset resulting from these tax loss carry-forwards.
Note 3 — Commitments
Commitments to a third party
According to a loan agreement between iCurie Korea and Sae Han IT, on May 21, 2004 (see Note 5), iCurie Korea agreed to provide 50 percent of gross margin to B.A.C. Network (BAC). Gross margin is determined based on the difference between suppliers’ unit cost and selling price to purchaser. The Subsidiary set the range of purchasers, selling the Company’s Micro Cooling System and related products, to include only LG Electronics, LGIBM, and others to which LG Electronics and LGIBM will supply the Company’s products. Through September 30, 2005, no sales of the Company’s products have occurred.
The gross margin agreement may be terminated upon request by Sae Han IT and a request for the repayment of a loan (see Note 5) can be made. Upon the termination event stated above, iCurie Korea is to provide 25 percent of gross margin to BAC from the micro cooling systems business for 3 years from the initial sales date. In addition, BAC may request an extension of the agreement for 27 months in lieu of redemption of the 25 million Won ($23,983) loan (see Note 5). Both parties may adjust the range of purchasers when sales volume is extremely low from designated purchasers, as set forth above.

Royalty Agreement between iCurie UK, CHL Investment Partnership, and Hansen Gray & Company, Inc.
On May 18, 2005, iCurie UK entered into a Royalty Agreement with CHL Investment Partnership (“CHL”) and Hansen Gray & Company, Inc. (“Hansen Gray”). The terms of the agreement call for a payment of 1.14% and 0.86% of revenue to CHL and Hansen Gray, respectively, once iCurie UK’s revenue exceeds $25 million. The agreement is terminated once the aggregate payment to CHL and Hansen Gray totals $50 million. As of September 30, 2005, the Company has a Royalty advance balance of $500,000.
CHL is an organization in which Dr. Jeong Hyun Lee (the Company’s Chief Technology Officer and Director) holds an interest in. Hansen Gray is an entity affiliated through common management.
Registration Rights
The Company has entered into a Registration Rights Agreement with the Preferred Series A Shareholders dated July 11, 2005. Under the terms of the Registration Rights Agreement, if a registration statement is not filed within 60 days of July 11, 2005 or declared effective within 120 days of July 11, 2005 (each a “Non-registration Event”), then for each 30 day period during the pendancy of such a Non Registration Event, the Company is required to pay to the selling shareholders liquidated damages in an amount equal to one percent (1%) of the aggregated price such selling shareholders paid for the Company’s Series A Preferred Stock (deemed to be 0.88 per share), which the Company may pay in cash or additional shares of Series A Preferred Stock (valued at $.88 per share), at the Company’s option.
The Company filed its SB-2 registration statement on October 6, 2005, which was less than 30 days following the Non-Registration Event relating to the filing of the registration statement. Therefore, the Company does not believe it is obligated to pay a penalty fee related to the filing of its SB-2 registration statement. However, the Company has accrued $369,516 for potential penalties to be paid in cash or preferred stock (valued at $.88 per share), at the Company’s option.
Note 4 — Stockholders’ equity
Capital stock
At September 30, 2005, the Company had an authorized number of shares of 150,000,000 Common Shares and 30,000,000 Preferred Series A Shares. The total issued and outstanding shares were 29,212,591 Common Shares and 20,995,239 Preferred Stock Series A. The Preferred Stock Series A carries cumulative dividends of 8% and certain liquidations rights. As of September 30, 2005, the Company has accrued dividends totaling $307,024.
Effective as of July 8, 2005, Cedar Mountain Distributors, Inc. entered into a Share Exchange Agreement with the shareholders of iCurie Lab Holdings Limited, a UK Company, and certain additional parties. Immediately prior to the execution of the Share Exchange Agreement 3,050,001 shares of Cedar Mountain common stock were cancelled (the “Common Stock Cancellation”) pursuant to agreements between Cedar Mountain and certain shareholders of Cedar Mountain (including the then sole officer and director of Cedar Mountain) for aggregate consideration of $214,000. After the Common Stock Cancellation, 1,350,023 shares of Cedar Mountain remained issued and outstanding. Upon the consummation of the transactions contemplated by the Share Exchange Agreement on July 8, 2005, (i) Cedar Mountain acquired all of the outstanding shares of the iCurie UK (resulting in iCurie UK becoming a wholly owned subsidiary of Cedar Mountain), (ii) Cedar Mountain issued 24,935,047 shares of common stock to the shareholders of iCurie UK and certain of their assigns, which represented 94.864% of the issued and outstanding shares of Cedar Mountain common stock, (iii) the sole director and executive officer of Cedar Mountain resigned, (iv) directors and officers associated with iCurie UK were appointed as directors and officers of Cedar Mountain, (v) Amended and Restated Articles of Incorporation of Cedar Mountain were approved and filed which, among other things, changed the name of Cedar Mountain to iCurie, Inc., and authorized 30,000,000 shares of Preferred Stock Series A; and (vi) the new directors approved and adopted Amended and Restated Bylaws of iCurie, Inc.
Effective as of July 11, 2005, iCurie, Inc. issued 20,995,239 shares of Preferred Stock Series A, together with warrants exercisable for a total of 6,441,895 shares of iCurie, Inc. common stock at prices ranging from $0.88 — $1.32, to various parties in exchange for approximately $12.48 million in cash (at a cash price of $0.88 per share of Preferred Stock Series A) and the transfer of $4.6 million of previously issued promissory notes issued by various parties. Certain of the promissory notes carried beneficial conversion features and as a result, during the nine months ended September 30, 2005, the Company recorded additional interest expense of $192,959. (These transactions are collectively referred as the “Series A Offering”). The Series A Offering was effectuated pursuant to Subscription Agreements (in the case of cash sales) and a Preferred Stock Purchase Agreement (in the case of the issuance of Preferred Stock Series A for promissory notes) between iCurie, Inc. and the stock recipients, each effective as of July 11, 2005. In connection with the Series A Offering, iCurie, Inc. also entered into a Registration Rights Agreement dated as of July 11, 2005 with the Company’s shareholders, Series A Shareholders, and certain additional parties (see note 3).
In addition to the warrants issued together with Preferred Stock Series A, 681,018 warrants for common stock and 1,364,528 warrants for Preferred Stock Series A were issued to placement agents.

Pursuant to the Share Exchange Agreement, the Company agreed to assume the obligations of iCurie UK under a Placement Agent Agreement between iCurie UK, Indigo Securities LLC and Axiom Capital Management Inc. (Indigo and Axiom are collectively referred to as the “Placement Agent”), pursuant to which the Placement Agent was compensated by us for its services in connection with the Share Exchange Agreement and the Series A Offering. In connection with the Share Exchange Agreement and Series A Offering, the Company also granted warrants exercisable for a total of 270,000 shares of iCurie, Inc. common stock to a party that identified Cedar Mountain as a potential participant in the share exchange.
In connection with the Share Exchange Closing and Series A Offering, (i) certain executive officers entered into employment agreements, (ii) iCurie, Inc. advanced a major shareholder $500,000 (see Note 3) payable under a pre-existing revenue sharing agreement and entered into certain related transactions with such shareholder, (iii) iCurie, Inc. cancelled a $1.1 million promissory note made by an executive officer in exchange for 1.25 million shares of common stock of the Company owned by such officer, (iv) an option for 440,000 shares of the Company’s common stock held by an executive officer was cancelled in exchange for a warrant to purchase 1,097,142 shares of iCurie, Inc. common stock, (v) iCurie, Inc. executive officers were paid certain accrued but previously unpaid salaries in cash and shares of iCurie, Inc. common stock and (vi) an executive officer agreed to indemnify iCurie, Inc. against certain liabilities.
During the quarter ended September 30, 2005, the Company issued approximately 4 million of its common stock to employees and others as compensation. These stock grants were valued at $0.07 based upon management’s estimate of the fair value of the common stock on the date of issuance, and have certain vesting provisions through June 2007. At September 30, 2005, 1,971,760 shares have vested and a charge to compensation expense of $138,024 was made in the quarter ended September 30, 2005. The remaining unvested shares have been recorded as unearned compensation totaling $168,141.
A summary of the issued and outstanding options and warrants at September 30, 2005 are summarized as follows:

	Amount	Issue Date	Exercise Price	Expiration Date
Warrants to purchase Common Stock	8,490,055	July 2005	$0.88 to $1.32	2010
Options to purchase Common Stock	1,590,337	July 2005-Sept 2005	$0.88	2015
Warrants to purchase Preferred Stock	1,364,528	July 2005	$0.88	2010
Note 5 — Short-term borrowing
Short-term borrowing at September 30, 2005, is summarized as follows:

Bank loan payable with interest at 5.92% per annum (Won 234 million)	224,482
Loan payable to Sae Han IT (see Note 3) with interest at 5% per annum (Won 25 million)	23,983

Total	$248,465

Note 6 — Bond payable
The bond payable (Won 300 million) at September 30, 2005, was issued to Asia Vital Components in December 2002 and matures in December 2007. The bond carries no interest and has been discounted using a 7% interest rate. At September 30, 2005, the unamortized bond discount amounted to $40,322.
The bond payable at September 30, 2005, is summarized as follows:

Face Amount		$287,812
Discount	$83,782
Amortization of discount	(43,460)	40,322

Carrying value		$247,490

Under the original terms, the bond was convertible into 6,667 shares (an approximate 2% ownership) of common stock in the Subsidiary (iCurie Korea); however, Asia Vital Components has waived its right to convert the bond into common stock.

Item 2. Management’s Discussion and Analysis or Plan of Operation.
     Management believes the following discussion is relevant to an assessment and understanding of the plan of operation of iCurie, Inc. and its subsidiaries (collectively “we” or the “Company”) as of September 30, 2005. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Form 10-QSB.
Plan of Operation
     Our operations include research, development, sales and marketing of products based on our own patented technology as well as operating our pilot plant. Furthermore, we believe our technology is ready for commercialization and we are currently involved with potential customers in several projects designed to commercially produce and sell our products. We believe that the heat emission problem has accelerated and is now seriously threatening the development of new heat generating products in several industries. New cooling technologies should therefore enable companies to develop new products with higher performance, increased efficiency and with smaller size. The mission of the Company is to become a world leader in developing and commercializing this next generation of cooling solutions for the PC, consumer electronics, lighting, and the display industries.
     Our ambition is to execute our business plan over the next twelve months without having to raise additional capital, although there can be no assurance that additional capital will not be required, that we will be able to successfully raise such capital if needed or that we will not attempt to raise additional capital if an appropriate opportunity presents itself. In the event the Company is not able to commercialize its products in anticipated volumes during the next nine months, and is unable to contain expenses without adversely effecting the operations, the Company will require additional capital in order to continue its current operations.
     We expect our research and development activities to continue to be focused on product projects undertaken in conjunction with potential customers relating to the use and/or modification of our product for use by such customers.
     We expect our capital expenditures over the next twelve months to be focused on complementing our pilot plant with specific volume related equipment and on specific research and development related test equipment. All such expenditures will be invested in Seoul, South Korea, where our research and development headquarters are located.
     We currently expect to hire approximately five new employees over the next twelve months. These additions relate to sales and marketing, product development and supply chain management. During the quarter ended September 30, 2005, we continued to make progress towards building the Company and commercializing our technology. We received product test results, which lead to certain related test product orders, and also continued discussions and price negotiations with potential customers and strategic partners. We managed to add strategic projects to our prospect portfolio and we passed important milestones of ongoing projects. In addition, we inaugurated our state of the art pilot plant in South Korea and hired a general counsel and corporate controller. As previously reported in our public filings, we received approximately $12.48 million in gross cash proceeds from a Preferred Stock Series A offering in July, 2005 and in connection with such financing added experienced business leaders to our Board of Directors. Additionally, we completed the purchase of the remaining 19.8% of common stock in our Korean subsidiary, making it a wholly owned subsidiary.
Liquidity of the Company
     Our source of liquidity is the approximate $12.48 million in gross cash proceeds generated from our July Preferred Stock Series A offering. Our main usage of cash during the third quarter has been related to product development, loan redemption, fund raising expenses, establishing pilot plant and general and administrative expenses. In addition, as described above, we purchased the remaining 19.8% of our Korean subsidiary for approximately $2.0 million.
     Based on our current operating plan, we anticipate using our cash mainly to continue our efforts to commercialize our patented technology as described above. The main cash uses will be for sales and marketing, general and administrative, and research and development expenses. Investments will be focused on product development and manufacturing. All investments will be driven by commercialization opportunities. The total cash need for the next twelve months is approximately $7.4 million. The main portion of the cash need is for operating expenses and a smaller portion is for investments in manufacturing and R&D.
     In the event the Company is not able to commercialize its products in anticipated volumes during the next nine months, and is unable to contain expenses without adversely effecting operations, the Company will require additional capital in order to continue its operations. There can be no assurance that we will be able to obtain the necessary funds in a timely manner or the terms on which such funds may be obtained.
     Since inception, we have not generated revenue and there can be no assurance that we will generate revenue in the future.
Significant Estimates
     The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements. Although these statements are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. Significant estimates required to be made by management include the valuation of 1) investments, 2) equity securities issued, and 3) beneficial conversion features embedded in debt securities.

Recent accounting pronouncement
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statement. SFAS No. 123(R) is effective for awards beginning January 1, 2006. The company will be required to record all stock options at their fair values upon adoption of this policy in 2006.
Off Balance Sheet Arrangements
     We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Market Risks
     The Company operates in the United States, the United Kingdom and South Korea, each of which has its own currency. This may cause the Company to experience and be exposed to different market risks such as changes in interest rates and currency deviations.
Forward-Looking Statements
     When used in this Form 10-QSB or other filings by the Company with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized Company officer, the words or phrases “would be”, “will allow”, “intends to”, “will likely result”, “are expected to”, “will continue”, “is anticipated”, “estimate”, “project”, or similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995.
     We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advise readers that forward-looking statements involve various risks and uncertainties. We do not undertake, and specifically disclaim, any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.
Item 3. Controls and Procedures.
     We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2005 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There were no changes made in our internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f), during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their last evaluation.
PART II
OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
     We issued the following equity securities during the period covered by this report, which issuances were not registered under the Securities Act of 1933, as amended (the “Securities Act”): (i) 24,935,047 shares of common stock pursuant to a Share Exchange Agreement with the stockholders of iCurie Lab Holdings, Ltd., (ii) in connection with an offering of our Preferred Stock Series A, 20,995,239 shares of Preferred Stock Series A and warrants to purchase 6,711,874 shares of common stock, warrants to placement agents to purchase 681,018 shares of common stock and 1,364,528 shares of Preferred Stock Series A and a warrant to an executive officer to purchase 1,097,142 shares of common stock and (iii) 366,250 shares of common stock to certain employees and service providers. Additional information regarding the transactions described in (i) and (ii) above is included in our 8-K filing dated July 11, 2005. The issuances of such common stock, Preferred Stock Series A and warrants were exempt from registration under the Securities Act pursuant to Section 4(2) thereof. We made this determination in part based on the representations of the recipients of such securities which included, in pertinent part, that such parties were either (i) not “U.S. Persons” as defined in Regulation S of the Securities Act or (ii) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act.
Item 4. Submission of Matters to a Vote of Security Holders.
     During the period covered by this report, the holders of our Preferred Stock Series A designated by written consent David H. Clarke and Peter Rugg as our two “Series A” directors pursuant to the terms of the Preferred Stock Series A. The election of Messrs. Clarke and Rugg was effective on August 2, 2005, when our then current board of directors increased the size of our board from three to six and appointed Messrs. Clarke and Rugg, together with Gregory J. Osborn, as directors. The three directors who voted to increase the size of the board, Hakan Wretsell, Dr. Jeong-Hyun Lee, Ph.D. and Alan B. Miller, continued in office. Written consents designating Messrs. Clarke and Rugg as Series A directors were received by stockholders holding 11,929,548, or 56.82%, of the outstanding shares of our Preferred Stock Series A.
Item 6. Exhibits.

2.1*	Share Exchange Agreement dated July 8, 2005, by and among Cedar Mountain Distributors, Inc. and the shareholders of iCurie Lab Holdings Limited.

2.2*	Form of Subscription Agreement entered into between iCurie, Inc. and cash purchasers of Series A Preferred Stock.

2.3*	Preferred Stock Purchase Agreement dated July 11, 2005, by and among iCurie, Inc. and purchasers of Series A Preferred Stock exchanging promissory notes therefor.

2.4*	Share Transfer Agreement dated August 26, 2005, by and between iCurie Lab Holdings Limited and Mr. Won Gyu Moon.

3(i).1	Amended and Restated Articles of Incorporation of iCurie, Inc. (incorporated by reference to Exhibit 3(i).1 to iCurie, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005).

3(ii).1	Amended and Restated Bylaws of iCurie, Inc. (Incorporated by reference to Exhibit 3(ii).1 to iCurie, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005).

4.1	Form of common stock certificate.

4.2*	Form of Warrant issued to Axiom Capital Management Inc., Indigo Securities, LLC and certain affiliates thereof (for both common and Series A Preferred Stock).

4.3*	Form of $0.88 Warrants issued to purchasers of Series A Preferred Stock.

4.4*	Form of $1.10 and $1.32 Warrants issued to purchasers of Series A Preferred Stock.

4.5*	Warrant dated July 11, 2005 between iCurie, Inc. and Dr. Jeong Hyun Lee, Ph.D.

4.6*	iCurie, Inc. 2005 Stock Incentive Plan.

4.7*	Form of Option Grant under iCurie, Inc. 2005 Stock Incentive Plan.

4.8*	Form of Restricted Stock Grant under iCurie, Inc. 2005 Stock Option Incentive Plan.

10.1*	Registration Rights Agreement dated July 11, 2005 by and between iCurie, Inc. and certain holders of iCurie, Inc. securities.

10.2*	Lock-Up and Leak-Out Agreement dated July 11, 2005 by and among iCurie, Inc., Hakan Wretsell, Michael Karpheden, Dr. Jeong Hyun Lee, Ph.D.

10.3*	Employment Agreement dated July 11, 2005 by and between iCurie Lab Holdings Limited and Hakan Wretsell.

10.4*	Employment Agreement dated July 11, 2005 by and between iCurie Lab Holdings Limited and Michael Karpheden.

10.5*	Employment Agreement dated July 11, 2005 by and among iCurie Lab Holdings Limited, iCurie Lab, Inc. and Dr. Jeong Hyun Lee, Ph.D.

10.6*	Securities Purchase Agreement dated July 11, 2005 by and between iCurie, Inc. and Hansen Gray & Company, Inc.

10.7*	Note Cancellation Agreement dated July 11, 2005 by and between iCurie, Inc. and Dr. Jeong Hyun Lee, Ph.D.

10.8*	Indemnification Agreement dated July 11, 2005 by and between iCurie, Inc. and Dr. Jeong Hyun Lee, Ph.D.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Included as an exhibit to iCurie, Inc.’s Registration Statement on Form SB-2, SEC File No. 333-127193, and incorporated herein by reference.

SIGNATURES
     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCURIE, INC. (Registrant)
Date: November 16, 2005	By:	/s/ Hakan Wretsell
Hakan Wretsell
Chief Executive Officer

Date: November 16, 2005	By:	/s/ Michael Karpheden
Michael Karpheden
Chief Financial Officer

EXHIBIT INDEX
4.1	Form of common stock certificate

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002