Form 10KSB
period 2005-12-31
iCURIE, INC.
filed 2006-03-29
CIK 1144255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
__________

FORM 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .
Commission File Number: 33-64840
iCURIE, INC.
(Name of Small Business Issuer in its Charter)

Nevada (State of Incorporation)	91-2015441 (I.R.S. EmployerIdentification No.)

1395 Brickell Avenue Suite 800 Miami, Florida (Address of principal executive offices)	33131 (Zip Code)

Issuer’s telephone number:
(305) 529-6290

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2005 were $19,132.

The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the stock was last sold as quoted on the OTC Bulletin Board (OTCBB), as of March 20, 2006 was approximately $10,623,441.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☑

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes” and similar language. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 6 “Management’s Discussion and Analysis or Plan of Operation.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I

Item 1.	Description of Business

Company Overview

In this report, unless the context requires otherwise, (1) “iCurie” “Celsia Technologies” “we,” “our,” “us” and “the Company” refer to iCurie, Inc., a Nevada corporation, and its subsidiaries, including without limitation, iCurie Lab Holdings Limited and iCurie Lab Inc., and (2) “Cedar Mountain” refers to Cedar Mountain Distributors, Inc., which was the name of iCurie, Inc. prior to the July 8, 2005 share exchange described herein. Since March 2006, iCurie, Inc. and its subsidiaries have been operating under the trade name “Celsia Technologies.”

We want to become a world leader in developing and commercializing next-generation cooling solutions for the PC, flat panel display, and the LED-lighting industries. We plan to develop, manufacture, market, sell and license our patented thermal management cooling devices. We believe that our wafer-thin products absorb, transport, and dissipate heat more rapidly than current heat-pipe/heat-sink cooling solutions. Our unique cooling devices use microfluidic physics to move liquid at very high speeds through micro-channels within thin panels.

We have been provided with non-economic support and advice from the United Kingdom’s Trade and Investment Global Entrepreneur Program, a UK government organization that identifies and assists global enterprises that are planning to locate to UK or have operations in the UK. This program reviews hundreds of company applications annually and selects only a limited number of companies to work with.

The current industry-leading cooling technology solutions, heat-pipes/heat-sinks, were developed when PC processors such as the Pentium I®& Pentium II®, with much lower speeds and cooling demands, were the industry standards. With the rapid development of faster processors, such as the later Intel Pentium® series, the cooling industry has produced many versions of the limited heat-pipe and/or heat-sink. However, this aging technology is becoming less effective as faster processors produce increased heat levels. Battery life is substantially eroded in laptops due to heat and the energy required to operate one or more cooling systems. We believe our solutions offer lighter, thinner, smaller, faster, more efficient and less energy-consuming products. Moreover, we believe that our coolers will be more cost efficient to produce than conventional coolers.

Corporate History

The Company was incorporated in Nevada under the name KNETX Skates Corporation on December 23, 1999, and changed its name to Cedar Mountain Distributors, Inc. on June 9, 2000. Prior to July 8, 2005, the Company was a public “shell” company with nominal assets. On July 8, 2005, Cedar Mountain entered into a “share exchange” with the shareholders of iCurie Lab Holdings Limited (a company formed in the United Kingdom in March 2004 and referred to in this report as “iCurie UK”), whereby the shareholders of iCurie UK exchanged all of the outstanding common shares of iCurie UK for approximately 95% of Cedar Mountain’s outstanding common stock. Therefore, as a result of the share exchange, the shareholders of iCurie UK acquired control of Cedar Mountain, iCurie UK became a wholly owned subsidiary of Cedar Mountain, Cedar Mountain succeeded to the business and operations of iCurie UK and the management of iCurie UK assumed similar management positions with Cedar Mountain. To reflect this succession and continuation of iCurie UK’s business, Cedar Mountain’s name was changed to iCurie, Inc.

iCurie UK acquired its nanocooling intellectual property from iCurie Lab, Inc. in March 2004, and acquired an 80.2% equity interest in iCurie Lab, Inc. (a company formed in the South Korea in 2000 and referred to in this report as “iCurie Korea”) in December 2004. The remaining 19.8% of iCurie Korea was acquired by iCurie UK on September 1, 2005. Therefore, as a result of the acquisition, iCurie Korea became a wholly owned subsidiary of iCurie UK. This transaction was described in our 8-K filed with the SEC on September 1, 2005.

Industry Overview

The PC cooling industry is an estimated $1 billion business annually. The total PC market, including desktops and notebooks, is estimated at approximately 171 million units in 2005 and is growing at approximately 10% annually. In addition, we expect the growth of the PC cooling industry to accelerate faster than the growth of the PC market itself, based on the increased power consumption and heat output of today’s microprocessors and video cards.

We have also identified several other substantial markets for our cooling systems. We are evaluating an opportunity to supply cooling systems to the flat panel display market and the LED-lighting industry. Later deployments of our cooling technology may include the personal communication, home appliance, automotive, defense, air conditioning, and aerospace industries.

Technology Overview

Our product portfolio is based on registered and pending patents in microfluidic technology. We believe that our technology enables higher performance than current cooling systems, with no noise or vibrations, and can be commercially manufactured using well-known processes at a cost less than traditional cooling products. Our technologies are designed to be used as a stand-alone cooling solution, or as part of a cooling system.

Market Information

As the PC industry uses ever more-powerful chips, including video chips, cooling has become an increasingly critical issue, yet there have been few technological innovations in this area. The industry is highly fragmented, the market need is significant, and we believe we have a very competitive technology. As a result, we believe we can capture a significant share of the PC cooling industry.

The marketability of our product spans basically over all industries where heat emission calls for cooling. However, there are three industries where we clearly believe that our technology can rapidly become the product of choice. These three industries are the PC, flat panel display, and the LED-lighting industries. Companies in these industries need components with higher performance; are used to managing complex supply chains; and are willing to accept breakthrough technologies to gain competitive supremacy.

Due to market size, product competitiveness and customer need, we have chosen the mid and high-end of the PC industry as the primary target market. The high-end segment of the display industry is the second targeted market and the LED- lighting industry as the third. In a later stage, we may also address numerous market segments like the telecom, home appliances, automotive, aerospace, air conditioning, and defense industries.

We intend to address our target markets with a model that incorporates a mix of licensing arrangements, through which we can enter certain markets indirectly through the efforts of third parties, and direct product sales in conjunction with largely outsourced or joint ventured manufacturing and sales capability. We believe our approach will enable us to gain market share without large investments in manufacturing equipment or sales and marketing.

Commercialization

We intend to employ two parallel sales models when taking our cooling technology to the market. The first is a licensing model, which we plan to use in specific industries or industry segments. We believe that giving licensing partners exclusive rights in certain specific areas represents an expedient way of creating relatively certain revenues with relatively low financial risks. We believe that this model will also help to create visibility and credibility for our technology in other industries. We plan to pursue this sales model in mature industries, such as the PC industry, with well established global players. Pursuant to this strategy, we entered into a Patent License and Sales Exclusivity Agreement with Asia Vital Components (AVC) in November 2005 as more fully described herein.

The second sales model will be direct sales, either through an internal iCurie sales force or through joint ventures. We believe that the direct sales model will help increase our revenues, but may also entail increased financial risks. We plan to pursue this strategy when a technology shift is taking place in a particular industry that can be taken advantage of by us, or when an industry is fragmented and barriers to entry are low. Under this model, we plan to manage our supply, manufacturing, and distribution chains through sub contractors or by utilizing the manufacturing expertise of our partners.

Competition

Although we believe that our technology represents a next generation industry solution to the cooling demands of the PC, flat panel display, and the LED-lighting industries, we face and will continue to face intense competition. This competition consists of companies attempting to develop and market products similar to ours, as well as products incorporating alternative technologies. Although we believe that we have a degree of market exclusivity with respect to some of our products due to registered or pending intellectual property rights, there can be no guarantees that competitors will not successfully market products similar to ours, whether or not such products may infringe on our intellectual property rights. Even if we are ultimately successful in challenging competitors’ use of our intellectual property, any such challenge will likely be both expensive and time consuming, and our competitive position could be adversely affected notwithstanding successful legal actions to enforce our intellectual property rights.

In addition, there are several alternative technologies currently being developed and marketed to address the same market demands as our products. Although we believe our technologies provides a highly competitive solution when compared to alternative technologies, it is possible that the market may adopt one of these alternative technologies, which may in turn become a recognized industry standard. Wide market adoption of one or more of these alternative technologies would have an adverse affect on our competitive position. In addition, we may also face competition from technologies not yet developed, whether such future technologies address the cooling issues directly or indirectly through the development of products which produce less heat and therefore do not require an improved cooling solution.

In addition to the various forms of competition faced by us, it is likely that many of our competitors will be much larger and better capitalized than we are, with substantially more resources to devote to the development, manufacture, and sales of cooling technology solutions. Such competitors may also benefit from existing relationships and reputations within the PC, flat panel display, and the LED-lighting industries.

Management Team

Our senior management is led by Hakan Wretsell, our Chief Executive Officer, Michael Karpheden, our Chief Operating and Financial Officer, and Dr. Jeong Hyun Lee, Ph.D., our Chief Technology Officer and founder of iCurie Korea, and George Meyer, our Vice President for Sales & Marketing. The management team consists of senior level executives who have extensive experience in management, business development, marketing and sales, and systems development. In addition to the management team, we believe we have assembled a highly capable and active Board of Directors.

Product & Technology Solutions

Key Technologies

Our technologies utilize nano or micro scale environments, wherein the laws of physics are manipulated to create very competitive cooling solutions. These technologies create heat management products with higher performance, no noise, no vibrations, and with no or very limited positioning impact (upside-down etc.). The products are lightweight and have an ultra thin design. The products do not require a pump or external energy source to operate.

We have defined two technology paths. Our original Micro Cooling System (MCS) technology, branded as iCurie Cooled®, and NanoSpreader Technology™. We believe both technologies have great potential in the market, but each has its different technical and commercial challenges.

iCurie Cooled® (MCS)

This technology is used to create a cooling device that is a millimeter thin copper plate, into which specially designed micro and nano channels have been structured. Liquid coolant (distilled water) is placed into the micro and nano channels through a process known as VCS- Vacuum, Charge and Sealing. The heat source (CPU or other) is placed adjacent to the copper plate (as are traditional CPU coolers). When heat is generated, the liquid coolant absorbs the heat in a very short period of time (less than 0.02 sec). The heat causes the liquid coolant to change to vapor. The vapor is rapidly transported through the micro and nano channels. The vapor is changed back to liquid by rapidly dissipating the heat. The liquid coolant then returns to the heat source at a low temperature and is ready to repeat the process. The pressure gradients created by the conversion of the coolant between liquid and vapor states “pump” the coolant through the micro and nano channels as part of a continuous process.

We have been granted patents relating to our iCurie Cooled® technology in the United States, Korea, Japan, China, Russia, and Taiwan. In addition, we currently have pending patent applications relating to the iCurie Cooled® technology in Singapore, Brazil, India, and the 17 member countries of the European Union.

Nano Spreader Technology™ (NST)

Many of the working principles in the NST are the same as in the MCS. The configuration and the structuring of the NST give us significant advantages in regards to time to market. By working with different material layers between the plates, we can avoid physical segmentation and etching. This impacts the performance and the economy of the product. NST has a more flexible design, can cool multi sources and is more suitable when cooling larger areas. In addition, the NST is designed to be an integrated part of a Printed Circuit Board (PCB). The NST is protected by several pending Company patents.

Current technology focus

Management is currently focusing on the NST opportunity because we believe this technology offers a faster, more straightforward way to commercialization. In addition, we believe the NST offers potential customers an economical alternative. All current product and customer projects are based on the NST, which is where the main part of our resources is being allocated.

Sales and Marketing

Sales

The first three markets we plan to approach are the PC, flat panel display, and LED-lighting industries. We are planning for two different strategic revenue streams.

First, we plan to use licensing to rapidly take our technology to market, create credibility, and visibility for our technology. This is the preferred strategy in industries that show a high level of maturity. Pursuant to this strategy, on November 16, 2005, iCurie UK entered into a Patent License and Sales Exclusivity Agreement, dated as of November 9, 2005, with AVC giving AVC a worldwide, perpetual, non-revocable license to use certain of iCurie UK’s intellectual property to develop, manufacture, market and sell a new thermal management product for use in personal computers based on our technology. iCurie UK granted AVC the exclusive right to sell the product to personal computer manufacturers in the world market except for companies headquartered in Korea and Japan. iCurie UK has the right to purchase the product from AVC and the exclusive right to sell the product to (i) all third parties, other than personal computer manufacturers, and (ii) to personal computer manufacturers headquartered in Korea and Japan. AVC will pay iCurie UK a royalty for each product sold, either as a stand alone product or as part of a system. The Agreement terminates on December 21, 2008, provided however, that iCurie UK has the option to terminate AVC’s sales exclusivity in the event certain sales volumes are not met during a particular calendar year.

Second, we plan to use direct product sales to optimize the value of the technology. By managing a supply chain of sub-contractors, we plan to offer our products to companies in specific industry segments. The sales will be executed through joint ventures or through our own sales force.

Marketing

We plan to tailor and adopt our technology and product portfolio to our target markets. Our management believes that our product offers very competitive performance to existing alternatives, and can be manufactured at a similar or lower cost than those alternatives. This gives us numerous alternatives in regards to marketing messages and competitive positioning. Regardless of the competitive environment, we feel confident going to the market with business proposals that are lowering barriers to entry. We plan to utilize price-performance trade-offs to rapidly create partnerships and make in-roads to targeted markets.

The marketing strategy will be a combination of different marketing initiatives. We plan to base this strategy on a business-to-business marketing approach, where value is primarily determined by business economic use and large-unit transactions are the norm. The marketing philosophy, however, will go beyond a fixation on transactions, which very often leads to lost customers and low brand awareness in the short-term. Our ambition is to build a mutually advantageous long-term relationship with the customers, not just sell a product. This calls for knowing the customer well enough to deliver relevant products in a timely fashion and meeting their specific needs.

We plan to employ an overall marketing strategy, which will include initiatives such as advertising, public relations, and customer relations management, as well as a strong focus on corporate identity. The critical aspect is to convey the strengths and values of the products to potential customers, such as superior performance, no noise, no vibrations, environmental friendliness, and reduced size. We plan to accomplish this through strong direct marketing programs to potential customers. In addition, we believe that product marketing and advertising through specialized computer magazines will be an important component in our strategy. Trade shows on a worldwide basis will be part of the long-term marketing strategy to ensure visibility in the market place.

We plan to build value through marketing based assets, such as brand, customer and employee relationships, channel relationship, supplier relationship, and intellectual capital. Our strategy is to minimize our ownership of physical assets. We aim to effectively employ and manage outsourced manufacturing capacity. Our belief is that value creation derives from building intellectual capital instead of owning fixed assets such as factories, buildings, etc. However, we do expect to own limited manufacturing capacity to enable shipment of sample products as well as to ensure that we can control the manufacturing process.

On March 13, 2006, the Company re-branded itself as "Celsia Technologies," which reflects its ambition to establish the Company’s unique technology under a strong brand in the thermal management marketplace. The Company is currently considering changing its corporate name and ticker symbol to reflect this re-branding .

Manufacturing Operations

During 2005, test and sample units were supplied to several potential customers in our targeted industries. The samples have been partially produced in our own pilot plant, which was inaugurated in September 2005.

Our product does not call for a complex manufacturing set up, the number of components is very limited, and we have identified key manufacturing partners. One important criterion has been a thorough knowledge in manufacturing of thermal management products.

We also believe that the manufacturing capacity of our main partner, AVC, will strongly contribute to the estimated volumes to the PC industry for 2006. AVC, based in Taiwan, is a leader in PC cooling systems, manufacturing heat pipes, fans and fins (the standard PC cooling system). AVC’s major customers include Intel, IBM, Dell, HPQ, Apple, AMD, NEC, Sanyo Denki, Legend and Quanta. AVC recently merged with DaTech (a large fan supplier).

Research and Development Expenditures

Research and development expenditures were approximately $809,000 and $790,000 for the years ended 2005 and 2004, respectively.

Employees

As of December 31, 2005, iCurie had 36 employees. The Company’s Korea office currently houses 31 of the total 36 employees. During 2005, iCurie filled certain key positions, which are Corporate Controller, Legal Counsel, and a VP Sales & Marketing.

Financing Activities

Share Exchange and Series A Offering

Overview

Effective as of July 8, 2005, Cedar Mountain entered into a Share Exchange Agreement with the shareholders of iCurie UK and certain additional parties. Immediately prior to the execution of the Share Exchange Agreement, 3,050,001 shares of Cedar Mountain common stock, par value $0.001 per share, were cancelled pursuant to agreements between Cedar Mountain and certain shareholders of Cedar Mountain (including the then sole officer and director of Cedar Mountain) for an aggregate consideration of $214,000. Upon the consummation of the transactions contemplated by the Share Exchange Agreement on July 8, 2005, (i) Cedar Mountain acquired all of the outstanding shares of iCurie UK (resulting in iCurie UK becoming a wholly owned subsidiary of Cedar Mountain), (ii) Cedar Mountain issued 24,935,047 shares of common stock to the shareholders of iCurie UK and certain of their assigns, which represented 94.864% of the issued and outstanding shares of Cedar Mountain common stock, (iii) the sole director and executive officer of Cedar Mountain resigned, (iv) directors and officers associated with iCurie UK were appointed as directors and officers of the Company, (v)  Amended and Restated Articles of Incorporation of Cedar Mountain were approved and filed which, among other things, changed the name of Cedar Mountain to iCurie, Inc., and designated 30,000,000 shares of Series A Preferred Stock, par value $0.001 per share; and (vi) the new directors approved and adopted Amended and Restated Bylaws of iCurie, Inc.

Effective as of July 11, 2005, the Company issued 20,995,239 shares of Series A Preferred Stock, together with warrants exercisable for a total of 6,441,874 shares of our common stock, to various parties (referred to in this report as the “Series A Shareholders”) in exchange for approximately $12.48 million in cash (at a cash price of $0.88 per share of Series A Preferred Stock) and the transfer to us on the terms described herein of $4.6 million of previously issued promissory notes issued by various parties (we refer to these transactions collectively as the “Series A Offering”). The Series A Offering was effectuated pursuant to Subscription Agreements (in the case of cash sales) and a Preferred Stock Purchase Agreement (in the case of the issuance of Series A Preferred Stock for promissory notes) between iCurie, Inc. and the stock recipients, each effective as of July 11, 2005. In connection with the Series A Offering, we also entered into a Registration Rights Agreement dated as of July 11, 2005 with the iCurie UK shareholders, Series A Shareholders, and certain additional parties (the “Registration Rights Agreement”), as described in this section under “Registration Rights Agreement.”

Pursuant to the Share Exchange Agreement, the Company agreed to assume the obligations of iCurie UK under a Placement Agent Agreement between iCurie UK, Indigo Securities LLC, and Axiom Capital Management Inc. (we refer to Indigo and Axiom collectively as the “Placement Agent”), pursuant to which the Placement Agent was compensated by us for its services in connection with the Share Exchange Agreement and the Series A Offering, as described in this section under “Compensation to Placement Agent.” In connection with the Share Exchange Agreement and Series A Offering, the Company also granted warrants exercisable for a total of 270,000 shares of our common stock to a party that identified Cedar Mountain as a potential participant in the share exchange.

In connection with the share exchange and Series A Offering, (i) our executive officers entered into employment agreements as described under Item 10 “Executive Compensation,” (ii) we advanced a major shareholder $500,000 payable under a pre-existing revenue sharing agreement and entered into certain related transactions with such shareholder, (iii) we cancelled a $1.1 million promissory note made by an executive officer in exchange for 1.25 million shares of our common stock owned by such officer, (iv) an option for 440,000 shares of iCurie UK common stock held by an executive officer was cancelled in exchange for a warrant to purchase 1,097,142 shares of our common stock, (v) our executive officers were paid certain accrued but previously unpaid salaries in cash and shares of our common stock and (vi) an executive officer agreed to indemnify us against certain potential liabilities related to our then-contemplated acquisition of 19.2% of iCurie Lab, Inc. (which was subsequently acquired on September 1, 2005). Additional information regarding the matters set forth in (ii) - (vi) above is set forth under Item 12 “Certain Relationships and Related Transactions.”

The above transactions were reported and described in the Company’s Form 8-K dated July 8, 2005, as amended.

Description of Note Conversion

Pursuant to the Preferred Stock Purchase Agreement, secured convertible interim promissory notes (the “Notes”) which were issued by iCurie UK and two of its shareholders, Hansen Gray & Company, Inc. and Dr. Lee, in the aggregate principal amount of $4,600,000, were exchanged for approximately 6,810,000 shares of Series A Preferred Stock. The number of shares of Series A Preferred Stock issued in the Note conversion equaled the approximate number derived by dividing (i) $4,100,000 principal amount of the Notes by $0.66, and (ii) $500,000 principal amount of the Notes by approximately $0.83, representing a twenty-five percent (25%) and five percent (5%) discount from the cash offering price of the Series A Preferred Stock, respectively. The shares of Series A Preferred Stock issued upon conversion of the Notes have the same rights, preferences and privileges as all other shares of Series A Preferred Stock.

Compensation to Placement Agreement

In connection with the share exchange and Series A Offering, the Placement Agent received (i) a cash fee of approximately $1.248 million, equal to ten percent (10%) of the aggregate gross cash proceeds received from the Series A Offering from subscribers, (ii) a cash fee of approximately $285,000, representing the unpaid portion of fees owed in connection with the original issuance of the Notes, (iii) warrants to purchase 1,364,528 shares of Series A Preferred Stock, equal to ten percent (10%) of the shares of Series A Preferred Stock purchased by subscribers, at an exercise price of $0.88 per share, and (iv) warrants to purchase 681,018 shares of common stock, at an exercise price of $0.88 per share. The Placement Agent additionally was reimbursed for actual out-of-pocket expenses incurred in connection with the Share Exchange Agreement and the Series A Offering, subject to certain limitations.

Registration Rights Agreement

Initial Registration. The Registration Rights Agreement required us to use our reasonable best efforts to file the registration statement by September 8, 2005 and cause the registration statement to become effective no later than one hundred and twenty (120) days after July 11, 2005. Under the terms of the Registration Rights Agreement, if the registration statement is not filed within 60 days of July 11, 2005 or declared effective within 120 days of July 11, 2005 (each a “Non-Registration Event”), then for each 30 day period during the pendency of such a Non-Registration Event, we are required to pay to the purchasers of the Series A Preferred Stock an amount equal to one percent (1%) of the purchase price paid for the Series A Preferred Stock ($0.88 per share), which may be paid in cash or in shares of Series A Preferred Stock (valued at $0.88 per share), at the Company’s option. The registration statement was filed on October 6, 2005 and the Company currently expects the registration statement to be declared effective in April 2006.

Demand Rights. If the initial registration statement does not register all shares of common stock as required by the Registration Rights Agreement, owners of Series A Preferred Stock holding more than $500,000 in value of the securities to be registered may require us to use our best efforts to cause such shares to be registered on other registrations, subject to certain conditions. We shall not be obligated to affect more than two (2) registrations under these demand right provisions.

Piggy-Back Rights. If the initial registration statement does not register all shares of common stock as required by the Registration Rights Agreement, owners of Series A Preferred Stock shall be entitled to “piggy back” registration rights on all registrations of the Company or on any demand registrations of any other investor, subject to certain conditions and the right of the Company and its underwriters to reduce the number of shares proposed to be registered in view of market conditions.

S-3 Rights. If the initial registration statement does not register all shares of common stock as required by the Registration Rights Agreement, owners of Series A Preferred Stock shall be entitled to unlimited demand registrations on Form S-3 (if available to the Company) subject to certain conditions, so long as such registered offerings are not less than $500,000.

Expenses. The Company shall bear registration expenses (exclusive of underwriting discounts and commissions) of the initial registration and all such demands, piggy backs, and S-3 registrations (including the expense of one special counsel for all Series A Preferred Stock selling shareholders).

Hansen Gray/CHL. The common stock of the Company held by Hansen Gray & Company and CHL Investment Partnership (prior shareholders of iCurie UK) will not be registered, although such parties do have the right to demand registration of their common stock beginning six (6) months and twelve (12) months, respectively, after the effective date of such registration statement. We are required to pay certain liquidated damages if we do not register the shares of Hansen & Gray and CHL in accordance with these demand rights. The Registration Rights Agreement also imposes certain sale restrictions on Hansen Gray prior to the registration of its shares of our common stock.

Summary of Prior Financings

December 2004 Bridge Financing. On December 2, 2004, Hansen Gray issued secured convertible promissory notes (the “HG Notes”) in the aggregate principal amount of $2,500,000 to various purchasers (the “HG Noteholders”). All of the proceeds of the HG Notes were distributed to iCurie UK. Upon consummation of the Series A Offering, the principal amount of the HG Notes were exchanged for 3,787,863 shares of Series A Preferred Stock. Upon such exchange, each HG Noteholder received the number of shares of Series A Preferred Stock equal to the number derived by dividing the principal amount of the Noteholder’s Note by $0.66 (subject to rounding), representing a twenty-five percent (25%) discount from the cash offering price per share of the Series A Preferred Stock.

In connection with the issuance of the HG Notes, iCurie UK also agreed to issue, and in the Series A Offering we did issue, the HG Noteholders five-year warrants to purchase an aggregate of 710,214 shares of common stock. Each such warrant entitles the holder thereof to purchase the number of shares of common stock equal to (i) twenty-five percent (25%) of the aggregate principal amount of the applicable HG Note, divided by (ii) 0.88 (subject to rounding), at an exercise price per share equal to $0.88. The warrants contain customary anti-dilution provisions. As part of the share exchange, Hansen Gray also transferred to the HG Noteholders an aggregate of 1,496,103 shares of common stock.

Also in connection with the issuance of the HG Notes, Dr. Lee issued a personal promissory note for $1,100,000 to an affiliate of the HG Noteholders. In connection with the Series A Offering, the holder of Dr. Lee’s note transferred the Note to us in exchange for approximately 1,667,000 shares of Series A Preferred Stock. We then cancelled the note in exchange for $1,100,000 of Dr. Lee’s common stock (valued at $0.88 per share). See Item 12 “Certain Relationships and Related Transactions.”

2005 Bridge Financings. On each of March 17 and April 25, 2005, iCurie UK issued secured convertible promissory notes (the “2005 Notes”) in the principal amount of $500,000 to various purchasers (the “2005 Noteholders”), for an aggregate combined issuance of $1,000,000. The 2005 Notes ranked senior to all other debt of iCurie UK. As part of the Series A Offering, the 2005 Notes were exchanged for approximately 1,355,600 shares of Series A Preferred Stock. Upon such exchange, each 2005 Noteholder received the number of shares of Series A Preferred Stock equal to the number derived by dividing the principal amount of the noteholder’s 2005 Note and accrued and unpaid interest by (i) $0.66 in the case of the $500,000 March 17 note issuance and (ii) approximately $0.83 in the case of the $500,000 April 25 note issuance (in each case subject to rounding), representing a twenty-five percent (25%) and five percent (5%) discount, respectively, from the cash offering price of the Series A Preferred Stock.

In connection with issuance of the 2005 Notes, iCurie UK also agreed to issue, and in the Series A Offering we did issue, the 2005 Noteholders five-year warrants to purchase 482,946 shares of common stock. Each such warrant relating to the March 17 note issuance entitles the holder thereof to purchase the number of shares of common stock equal to (i) eighty percent (80%) of the aggregate principal amount of the applicable 2005 Note, divided by (ii) 0.88 (subject to rounding), at an exercise price equal to $0.88 per share (subject to rounding). Each such warrant relating to the April 25 note issuance entitles the holder thereof to purchase the number of shares of common stock equal to (i) five percent (5%) of the aggregate principal amount of the applicable 2005 Note, divided by (ii) 0.88 (subject to rounding), at an exercise price equal to $0.88 per share. The warrants contain customary anti-dilution provisions.

Additional Warrants. Pursuant to the Series A Offering, each recipient of Series A Preferred Stock received warrants to purchase a number of shares of common stock equal to twenty-five percent (25%) of the number of shares of Series A Preferred Stock received (subject to rounding). Fifty percent (50%) of these warrants are exercisable at $1.10 per share and fifty percent (50%) are exercisable at $1.32 per share.

Series B Offering

Overview

On December 16, 2005, iCurie issued 3,063,402 shares of its newly designated Series B Preferred Stock, $0.001 par value per share, to certain individuals and entities (the “Series B Holders”), together with warrants (the “Series B Warrants”) to purchase approximately 1,531,700 shares of the Company’s common stock, for an aggregate of $3,063,402 in cash. The sale of Series B Preferred Stock and Series B Warrants (the “Series B Offering”) was effected pursuant to Subscription Agreements between the Company and the Series B Holders, each effective as of December 16, 2005. In connection with the Series B Offering, the Company entered into a Registration Rights Agreement dated as of December 16, 2005 with the Series B Holders and the Series B Placement Agents (as defined below) (the “Series B Registration Rights Agreement”). The terms of the Series B Preferred Stock are set forth in a Certificate of Designation to the Company’s Amended and Restated Articles of Incorporation, which certificate was filed on November 30, 2005. Fifty percent (50%) of the Series B Warrants are exercisable at $1.50 per share of common stock and fifty percent (50%) of the Series B Warrants are exercisable at $3.00 per share of common stock.

In connection with the Series B Offering, Indigo Securities LLC and Bridgehead Group Limited (collectively, the “Series B Placement Agents”) and certain of their assigns received (i) a cash fee of approximately $216,340, (ii) warrants to purchase 210,000 shares of Series B Preferred Stock at $1.50 per share, and (iii) warrants to purchase 6,340 shares of common stock at $1.50 (collectively, the “Series B Placement Agent Warrants”) pursuant to Placement Agent Agreements between the Company and each of the Series B Placement Agents.

Series B Registration Rights Agreement

Pursuant to the Series B Registration Rights Agreement, the Company is required to file a registration statement covering the common stock (i) into which the Series B Preferred Stock is convertible and (ii) for which the Series B Warrants and Series B Placement Agent Warrants are exercisable (collectively the “Registrable Securities”) within six (6) months after the Company’s Registration Statement on Form SB−2 (SEC File No. 333−127193) (filed pursuant to the Series A Offering and Registration Rights Agreement) is declared effective. The Company is required to maintain the effectiveness of the registration statement through the first anniversary of the Series B Offering and shall use its best efforts to maintain its effectiveness through the second anniversary of the Series B Offering.

If the registration statement is not effective at any time during the period beginning 270 days after the Series B Offering and ending one year after the Series B Offering, holders of the Registrable Securities holding more than $500,000 in value of the Registrable Securities may require the Company to use its best efforts to cause such shares to be registered. The Company shall not be obligated to effect more than two (2) registrations under such demand registration provisions.

Subject to certain conditions, the holders of the Registrable Securities shall be entitled to “piggy back” registration rights on all registrations of the Company. Holders of the Registrable Securities shall be entitled to unlimited demand registrations on Form S−3 (if available to the Company) so long as such registered offerings are not less than $500,000. The Company shall bear registration expenses of all such demands, piggy backs, and S−3 registrations.

Description of Capital Stock

As of the date of this filing, we have issued and outstanding approximately 29,316,035 shares of common stock, 20,995,239 shares of Series A Preferred Stock and 3,063,402 shares of Series B Preferred Stock. Our Amended and Restated Articles of Incorporation authorize 150,000,000 shares of common stock and 100,000,000 of preferred stock, 30,000,000 of which has been designated as Series A Preferred Stock and 7,000,000 of which has been designated as Series B Preferred Stock.

Common Stock

Holders of shares of common stock are entitled to dividends as and when declared by our Board of Directors from funds legally available therefor, and upon liquidation, dissolution, or winding-up of the Company and are entitled to share ratably in all assets remaining after payment of liabilities. We have not paid any dividends nor do we anticipate paying any dividends on our common stock in the foreseeable future. It is our present policy to retain earnings, if any, for use in the development of our business. The holders of shares of common stock do not have preemptive rights, are entitled to one vote for each share of common stock held of record by them, and do not have the right to cumulate their votes for election of directors.

Series A Preferred Stock

Holders of the Series A Preferred Stock are entitled to receive cumulative, compounding dividends in preference to any dividend on our common stock at an annual rate of eight percent (8%), payable as, when and if declared by the Company, in cash or additional shares of Series A Preferred Stock (which shall be valued at the original purchase price per share of $0.88) at our option. The holders of Series A Preferred Stock are entitled to participate pro rata in any dividends paid on the common stock on an as-if-converted basis. In the event of any sale, bankruptcy or dissolution of the Company, the holders of the Series A Preferred Stock are entitled to receive in preference to the holders of the common stock a per share amount equal to the original purchase price plus any accrued and unpaid dividends (the “Liquidation Preference”). After the payment of the Liquidation Preference to the holders of the Series A Preferred Stock, the remaining assets shall be distributed ratably to the holders of the common stock. A merger, acquisition, sale of voting control or sale of substantially all of the assets of the Company in which the pre-transaction shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a sale of the Company.

The holders of the Series A Preferred Stock have the right to convert the Series A Preferred Stock and any accrued dividends, at any time, into shares of common stock. The initial conversion price is $0.88, subject to adjustment as provided below, resulting in an initial conversion rate of 1:1. At our option, the Series A Preferred Stock and any accrued dividends shall be converted into common stock, at the then applicable conversion price, in the event that (i) the holders of at least a majority of the outstanding Series A Preferred Stock consent to such conversion; (ii) we receive $50 million of additional equity based financing after July 11, 2005; or (iii) the common stock is quoted at a price per share equal to three (3) times the then current conversion price of the Series A Preferred Stock for twenty (20) consecutive trading days and such shares are traded at an average daily dollar volume of $250,000 (average share price times the average volume) during the same twenty (20) day trading period.

The conversion price of the Series A Preferred Stock and the exercise price of the Company warrants described in this report are subject to a weighted average antidilution adjustment to reduce dilution in the event that we issue additional equity securities at a purchase price less than the applicable conversion price in the case of the Series A Preferred Stock or the applicable exercise price in the case of the warrants, in each case, subject to certain exceptions. The conversion price is also subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like.

The Series A Preferred Stock votes together with the common stock and not as a separate class except as specifically provided by their terms or as otherwise required by law. Each share of Series A Preferred Stock has a number of votes equal to the number of shares of common stock then issuable upon conversion of such share of Series A Preferred Stock.

So long as fifty percent (50%) or more of the Series A Preferred Stock remains outstanding, the holders of the Series A Preferred Stock, voting as a separate class, shall be entitled to elect two members of our Board of Directors, one of whom will be an independent director. So long as twenty five percent (25%) or more (but less than fifty percent (50%)) of the Series A Preferred Stock remain outstanding, the holders of the Series A Preferred Stock, voting as a separate class, shall be entitled to elect one member of our Board of Directors (whether or not independent). The common share holders have the right to elect two board members. Until July 11, 2006, one representative appointed by the Placement Agents is entitled to observer rights at all board meetings.

The consent of the directors elected by the holders of Series A Preferred Stock is required for any action that (i) alters or changes in a material manner the rights, preferences or privileges of the Series A Preferred Stock, (ii) increases or decreases the authorized number of shares of common or preferred stock, (iii) constitutes the incurrence of indebtedness by the Company which possesses rights senior to the Series A Preferred Stock (other than indebtedness incurred in the ordinary course of our business, consistent with past practice, and certain additional exceptions), (iv) creates (by reclassification or otherwise) any new class or series of shares or securities having rights, preferences or privileges senior to or on a parity with the Series A Preferred Stock, (v) results in the redemption of any shares of common stock (other than pursuant to equity incentive agreements with service providers giving us the right to repurchase shares upon the termination of services), (vi) results in any merger, other corporate reorganization, sale of control, or any transaction in which all or substantially all of the assets of the Company are sold; except in the event that the merger, corporate reorganization, sale of control, or sale of all or substantially all of the assets of the Company results in the Series A Preferred Stock receiving three (3) times the amount paid for their Series A Preferred Stock at original issuance, (vii) amends or waives any provision of our Articles of Incorporation or Bylaws relative to the Series A Preferred Stock, or (viii) increases the authorized size of our board. The consent of the directors elected by the holders of the Series A Preferred Stock is also required for certain additional actions until such time as the registration statement is effective. In addition, (i) the consent of the holders of the Series A Preferred Stock, voting as a separate class, is required in order for us to authorize the issuance of any securities ranking senior to, or pari passu with the Series A Preferred Stock as to the payment of dividends or liquidation preference, and (ii) following the effectiveness of the registration statement, holders of fifty percent (50%) or more of the Series A Preferred Stock issued as of July 11, 2005 may require us to reincorporate in the State of Delaware.

Series B Preferred Stock

Subject and subordinate to the liquidation rights of the Series A Preferred Stock, in the event of any sale of the Company, the holders of the Series B Preferred Stock shall be entitled to receive in preference to the holders of the common stock a per share amount equal to $1.00 (the “Series B Liquidation Preference”). After the payment of the Series B Liquidation Preference to the holders of the Series B Preferred Stock, the remaining assets of the Company shall be distributed ratably to the holders of the common stock. A merger, acquisition, sale of voting control or sale of substantially all of the assets of the Company in which the pre−transaction shareholders of the Company do not own a majority of the outstanding shares of the surviving corporation shall be deemed to be a sale of the Company.

Subject and subordinate to the liquidation rights of the Series A Preferred Stock, in the event of any bankruptcy filing or dissolution by the Company, the holders of the Series B Preferred Stock shall be entitled to receive in preference to the holders of the common stock a per share amount equal to the Series B Liquidation Preference. After the payment of the Series B Liquidation Preference to the holders of the Series B Preferred Stock, the remaining assets shall be distributed ratably to the holders of the common stock, the Series A Preferred Stock and the Series B Preferred Stock on a common equivalent basis.

The holders of the Series B Preferred Stock have the right to convert the Series B Preferred Stock at any time into shares of common stock at an initial conversion rate of 1:1, subject to adjustment as provided below. At the option of the Company, the Series B Preferred Stock shall be converted into common stock, at the then applicable conversion price, in the event that (i) the holders of at least a majority of the outstanding Series B Preferred Stock consent to such conversion; (ii) all of the holders of the outstanding Series A Preferred Stock convert to common stock; (iii) the Company receives $15 million of additional equity based financing after the Series B Closing Date at three (3) times the then current conversion price of the Series B Preferred Stock; or (iv) the common stock trades at a price per share equal to three (3) times the then current conversion price of the Series B Preferred Stock for 20 consecutive trading days and such shares are traded at an average daily dollar volume of $250,000 (average share price times the average volume) during the same 20 day trading period.

The conversion price of the Series B Preferred Stock and the exercise price of the Series B Warrants are subject to a weighted average antidilution adjustment (based on all outstanding shares of preferred and common stock) to reduce dilution in the event that the Company issues additional equity securities (other than shares issued pursuant to outstanding and reserved employee options and certain other specified issuances) at a purchase price less than the applicable conversion price in the case of the Series B Preferred Stock or the applicable exercise price in the case of the Series B Warrants. The conversion price is also subject to proportional adjustment for stock splits, stock dividends, recapitalizations and the like.

The Series B Preferred Stock vote together with the common stock and not as a separate class. Each share of Series B Preferred Stock has a number of votes equal to the number of shares of common stock then issuable upon conversion of such share of Series B Preferred Stock.

Item 2.	Description of Property

The Company’s principal offices are currently located in leased space at 1395 Brickell Avenue, Suite 800, Miami, Florida 33131, and the phone number is 305-529-6290. We anticipate that our headquarters in the United States will consist of top management, who will set and manage strategic priorities, business plans, business tactics, budgets, financing and legal matters. We also anticipate that management of sales strategy and tactics with key account management will also be part of the United States office. iCurie Lab, Inc., which is the Company’s research, development and manufacturing center, is and will continue to be located in Seoul, Korea. The Company’s telephone number in Korea is 011-82-2-3452-2005 and its fax number is 011-82-2-3452-3650. We believe that Korea is an excellent location to recruit highly skilled engineers. The main responsibilities of the Korean office are to develop and industrialize the planned technology portfolio, lab prototypes and pre-serial manufacturing, as well as quality control.

We currently lease an office, research and manufacturing facilities in Seoul, Korea and office space in Miami, Florida. Our leased facilities in Korea consist of approximately 380 square meters of office space and approximately 750 square meters of space used as a pilot plant to begin product manufacturing. Approximate monthly rent (including a 10% value added tax) for the Korean office and plant is 5,500,000 KWON (approximately $5,445) and 8,527,200 KWON (approximately $8,442), respectively. The leases on the office and plant space expire on March 29, 2006 and July 26, 2006, respectively. The office lease in Korea will be moved to a new 453 square meter location in April 2006. The monthly rent of 4,730,000 KWON (approximately $4,683) includes 10% value added tax and runs through March 2008. Our space in Miami consists of a furnished office, which includes secretarial and other amenities at a charge of approximately $3,030 per month under a contract expiring June 15, 2006.

Item 3.	Legal Proceedings

None.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the holders of the Company’s common stock during the fourth quarter of fiscal 2005.

PART II

Item 5.	Market For Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is available for quotation on the Over the Counter Bulletin Board maintained by the National Association of Securities Dealers under the symbol “ICUR.OB.” There is no assurance that our common stock will continue to be quoted or that any liquidity exists for our shareholders. Prior to the share exchange and issuance of Series A Preferred Stock in July, 2005, although our common stock was available for quotation on the Over the Counter Bulletin Board, there was no public trading market for our common stock and no public trades of our common stock were reported on the OTC Bulletin Board during the fiscal years ended December 31, 2003 and December 31, 2004, and the first two quarters of the fiscal year ending December 31, 2005. The following table provides the quarterly high and low bids per share of common stock reported on the Over the Counter Bulletin Board for the last two quarters of 2005. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Reports.

Fiscal 2005	High	Low
Third Quarter	$2.35	$1.25
Fourth Quarter	$1.60	$1.06

Holders

As of March 20, 2006, the approximate number of holders of record of our common stock, which is our only class of common equity, was 79. This number does not include holders which hold the securities in street name.

Dividends

We have not generated any material revenues nor had net profits from operations. We have not paid any cash dividends on our common stock or our preferred stock. The declaration and payment of dividends in the future will be determined by our Board of Directors considering the conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2005 with respect to the Company’s common shares that may be issued under our iCurie, Inc. 2005 Stock Incentive Plan, which was approved by our shareholders and is our only equity compensation plan:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))(c)

iCurie 2005 Stock incentive Plan	2,510,337	$0.88	2,987,078

Item 6.	Management’s Discussion and Analysis or Plan of Operation

This report contains forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These forward looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth in this report and the Company’s public filings. The following discussion and analysis should be read in conjunction with "Selected Financial Data" and the Company's financial statements and notes thereto included elsewhere in this report.

Plan of Operation

Our operations include research, development, manufacturing, sales and marketing of heat management products developed and designed by our Company. We believe our technology is ready for commercialization and we are currently working with 10 to 15 potential customers in several projects designed to commercially produce and/or sell our products. We believe that the heat emission problem has accelerated and is now seriously threatening the development of new heat generating products in several industries. New cooling technologies should therefore enable companies to develop new products with higher performance, increased efficiency and with smaller size. The mission of the Company is to become a world leader in developing and commercializing this next generation of cooling solutions for the PC, flat panel display, and LED- lighting industries.

We expect to have sufficient funds to execute our business plan over the next twelve months (from December 31, 2005). However, the Company may need to raise additional capital over the next twelve months to fund projects which are currently not included in our business plan and will contribute to increased growth. There can be no assurance that additional capital will not be required, or that we will be able to successfully raise such capital if needed or that we will not attempt to raise additional capital if an appropriate opportunity presents itself. In the event the Company is not able to commercialize its products in anticipated volumes during the next twelve months, and is unable to contain expenses without adversely effecting the operations, the Company will require additional capital in order to continue its current operations.

We expect our research and development activities to continue to be focused on product projects undertaken in conjunction with potential customers relating to the use and/or modification of our product for use by such customers.

We expect our capital expenditures over the next twelve months to be focused on complementing our pilot plant, inaugurated in September 2005, with specific volume driven equipment and on specific research and development related test equipment. All such expenditures will be invested in Seoul, South Korea, where our research and development headquarters are located or together with sub-manufacturers in their manufacturing plants.

We believe we are sufficiently staffed to execute our 2006 business plan. Planned new employees are strictly replacement hirings. However, if unforeseen opportunities arise, we are prepared to reevaluate and change our plans.

During the quarter ended December 31, 2005, we continued to make progress towards building the Company and commercializing our technology. We received product test results, which lead to certain related test product orders, and also continued discussions and price negotiations with potential customers and strategic partners. We managed to add strategic projects to our prospect portfolio and we passed important milestones of ongoing projects. We also managed to receive and deliver our first commercial order. In addition, a large part of our test orders generated revenues.

As described under “Product & Technology Solutions,” management has decided to focus the main part of our resources on the Nano Spreader Technology™ (NST). This new technology path is meant to be a more economical and a faster way to commercialization.

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

In December, the company received approximately $3.1 million in cash proceeds from a Preferred Stock Series B offering. Net of related fees the company received approximately $2.8 million. The company plans to use the funds for working capital as well as for limited capital investments as our strategy is to work with outsourcing partners.

Liquidity of the Company

Our source of liquidity is the approximate $10 million in net cash proceeds generated from our July Preferred Stock Series A offering as well as the Series B offering of $2.8 million in net proceeds described above. Our main usage of cash during the third and fourth quarter has been related to product development, loan redemption, fund raising expenses, establishing the pilot plant and general and administrative expenses. However, the fourth quarter’s main uses of cash have been for general and administrative expenses. In addition, as described above, we purchased the remaining 19.8% of our Korean subsidiary for approximately $2.0 million.

Based on our current operating plan, we anticipate using our cash mainly to continue our efforts to commercialize our technology solutions as described above. The main cash uses will be for sales and marketing, general and administrative, and research and development expenses. Investments will be focused on product development and manufacturing. All investments will be driven by commercialization opportunities. The total cash need for the next twelve months is estimated to approximately $6.9 million, starting at January 1, 2006. The main portion of the cash need is for operating expenses and a smaller portion is for investments in manufacturing and R&D. The ratio between current assets and current liabilities at December 31, 2005 is approximately 3.4. However, a significant portion of current liabilities relates to penalties payable pursuant to the Registration Rights Agreement with the Series A Preferred Stock holders which will have no cash impact as the Company is planning to settle such penalties by issuing additional shares of Series A Preferred Stock as permitted under the Registration Rights Agreement .

We anticipate that our annual revenue run rate in the fourth quarter of 2006 would be approximately $10 million. In the event the Company is not able to commercialize its products in anticipated volumes during the next twelve months, and is unable to contain expenses without adversely affecting operations, the Company will require additional capital in order to continue its operations. There can be no assurance that we will be able to obtain the necessary funds in a timely manner or the terms on which such funds may be obtained.

Since inception, we have not generated material revenue from operations and there can be no assurance that we will generate revenue in the future.

Significant Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements. Although these statements are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. Significant estimates required to be made by management include the valuation of 1) investments, 2) equity securities issued, 3) beneficial conversion features embedded in securities, and 4) registration rights.

Item 7.	Financial Statements

 The financial statements and report of independent registered public accounting firm are included herein immediately following the signature page to this report.

Item 8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Previously reported in the Company’s 8-K filed with the SEC on September 1, 2005.

Item 8A.	Controls and Procedures

Our current principal executive officer and principal financial officer evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 15(d)-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the Company’s current principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective in ensuring that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have not been any changes in the Company’s internal control over financial reporting during the Company’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B.	Other Information

None.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information about our executive officers and directors. Messrs. Clarke and Osborn were elected as directors by the holders of the Series A Preferred Stock in accordance with the terms of such stock. All directors and executive officers of the Company have served in such capacities since July 2005.

Name	Age	Position

Hakan Wretsell	45	Chief Executive Officer, President and Director

Michael Karpheden	44	Chief Operating Officer, Chief Financial Officer and Secretary

Dr. Jeong-Hyun Lee	41	Chief Technology Officer and Director

Alan B. Miller	52	Director

David H. Clarke	64	Director

Peter Rugg	58	Director

Gregory J. Osborn	41	Director

Biographies of Executive Officers and Directors

Hakan Wretsell has been iCurie’s Chief Executive Officer since September 1, 2004. Mr. Wretsell brings over fifteen years of management experience to iCurie, including executive positions with LM Ericsson (NASDAQ: ERICY), one of the largest supplier of mobile systems in the world, where he worked in various capacities from 1988-2000. Mr. Wretsell served as the Executive Vice President and General Manager, Region Americas, from 1998-2000, where he was responsible for restructuring Ericsson’s North and Latin American operations, which resulted in strong volume growth and generated more than $2.0 billion in annual sales under his leadership. Mr. Wretsell currently serves as a director of Teleplus Enterprises, Inc. (OTCBB: TLPE).

Michael Karpheden has been iCurie’s Chief Financial and Operating Officer since September 1, 2004. Mr. Karpheden served as VP of Finance & Logistics of LM Ericsson, Region Americas, consumer products, from 1998-2001. Furthermore, Mr. Karpheden held several executive positions in the US, Germany, Russia, and Sweden during his twelve-year career with Ericsson. Mr. Karpheden served as Chief Operating Officer of Strax Inc., a Latin American leader in the distribution of mobile phones and accessories, from 2002-2003, and served as Vice President, Finance and Operations, at Strax Inc. from 2001-2002. From 2003-2004, Mr. Karpheden served as President and Managing Partner of Business Growth Consultants Inc. Mr. Karpheden has over fifteen years of international financial and operational leadership experience and has extensive experience in finance and corporate governance issues. Mr. Karpheden currently serves as a director of Teleplus Enterprises, Inc. (OTCBB: TLPE).

Dr. Jeong-Hyun Lee founded iCurie Lab, Inc. in 2000 and has been the Chief Technology Officer of iCurie since September 1, 2004. Dr. Lee received his doctorate from Case Western University and formerly worked with NASA and Samsung. Dr. Lee pioneered the core technology that dissipates heat quickly and efficiently from devices such as PCs, laptops and other chip driven devices.

Alan B. Miller has over twenty-five years of Wall Street and financial expertise, including his tenure from 1990 to 2003 as founder and president of Winchester Investment Securities, an investment banking and general securities firm based in Overland Park, Kansas. Winchester, which had five branches and forty-five registered representatives, had participated in private placements, IPOs, market making and general securities trading. Also from 1990 to 2003, Mr. Miller was president and senior analyst of Trendways Wall Street Watch, a stock market newsletter and hotline. Mr. Miller has served as vice president of the investment firm of Duggan and Co. and began his career as a registered representative with Stern Brothers in Kansas City, Missouri where he became one of the firm’s top producing stockbrokers. Mr. Miller is a director of Hansen Gray & Company, Inc, a significant shareholder of the Company.

David H. Clarke has served as Chairman of the Board and Chief Executive Officer of Jacuzzi Brands, Inc., formerly U.S. Industries, Inc., since May 1995. Mr. Clarke was Vice Chairman of Hanson PLC from 1993 and Deputy Chairman and Chief Executive Officer of Hanson Industries, the U.S. arm of Hanson, from 1992. Prior to 1992, Mr. Clarke served as President of Hanson Industries. Mr. Clarke has a number of business interests through his family holding company. He is the largest shareholder and a director of DOBI Medical International (DBMI), a development stage company with a new technology breast cancer imaging device now in FDA clinical trials. He is also an investor in and Vice Chairman of Untied Pacific Industries, a Hong Kong based (HKSE - 176) company with operations in Shenzhen, China. Untied Pacific Industries is engaged in electronic component design and contract manufacturing. Mr. Clarke is also a member of the board of directors of Fiduciary Trust International, a subsidiary of Franklin Resources, a company engaged in investment management.

Peter Rugg is a Senior Partner of Tatum Partners, LLP in New York. He has over 30 years of diversified business experience with special competence in capital structure and creative financing alternatives. Mr. Rugg has extensive experience in international natural resource businesses and offshore business migration. He has experience in commercial and investment banking, merger and acquisitions, turnaround situations, project finance, and corporate restructuring. Mr. Rugg has managed public company financial reporting, investor relations, tax compliance and audit, budget and planning and information technology systems including relational database, desktop, and multi-currency accounting. Mr. Rugg is chairman of the Company’s audit committee.

Gregory J. Osborn is a managing partner of IndiGo Ventures, LLC. Prior to launching IndiGo, Mr. Osborn founded Seed Capital, which provided new business development, strategic partnering and fundraising services for cutting-edge Internet companies, and served as head of business development for FreeRide.com. His background in finance and investment began on Wall Street, working at the headquarters offices of L.F. Rothschild & Co. and Drexel, Burnham, Lambert as an Account Executive and as Vice President at Smith Barney Harris & Upham, First Vice President at Paine Webber, and Senior Vice President of Axiom Capital Management. Mr. Osborn serves on the Board of Directors of Powerhouse Technologies Group, Inc., Children of Bellevue and ideavillage.com. Mr. Osborn also serves as corporate advisor to Advance Nanotech Inc. IndiGo Ventures is an affiliate of Indigo Securities, LLC, which acted as placement agent for, and received fees from, the Company, as described herein.

Board Composition and Committees

The Company anticipates that its Board of Directors will eventually be composed of seven (7) directors. We are currently completing the identification of a suitable candidate to fill the remaining position on our Board of Directors. The composition of our Board of Directors, and any Audit Committee and Compensation Committee, will be subject to the corporate governance rules promulgated by the SEC and by our primary trading market. All members of our Board of Directors will hold office until the next annual meeting of stockholders and election and qualification of their successors.

The Board of Directors of iCurie, Inc. has determined that Mr. Rugg, chairman of the Audit Committee, is (i) the "audit committee financial expert" as defined by the SEC's regulations and (ii) independent as defined in the rules of the NASD.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that embodies policies encouraging individual and peer integrity, ethical behavior and our responsibilities to our employees, customers, suppliers, stockholders, and the public, and includes:

• Prohibiting conflicts of interest (including protecting corporate opportunities);

• Protecting our confidential and proprietary information and that of our customers and vendors;

• Treating our employees, customers, suppliers and competitors fairly;

• Encouraging full, fair, accurate, timely and understandable disclosure;

• Protecting and properly using company assets;

• Complying with laws, rules and regulations (including insider trading laws); and

• Encouraging the reporting of any unlawful or unethical behavior.

The code applies to every officer, director and employee. We also expect that those with whom we do business (including our agents, consultants, suppliers and customers) will also adhere to the code. All of our officers, directors and employees must carry out their duties in accordance with the policies set forth in this code and with applicable laws and regulations. This code has been filed as an exhibit to this report.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of securities registered under Section 12 of the Exchange Act, and therefore Section 16 does not apply to the Company’s securities.

Item 10.	Executive Compensation

Annual Compensation

The following table sets forth information for each of our executive officers for the fiscal years ended December 31, 2005, 2004 and 2003. Because the Company is the successor to the business of iCurie UK and iCurie Lab, Inc., which it acquired on July 8, 2005, the information provided below relates to our executive officers’ positions with iCurie UK and iCurie Lab, Inc. during the periods presented below:

SUMMARY COMPENSATION TABLE

Long-term Compensation
		Annual Compensation		Awards		Payouts
Name And Principal Position	Year	Salary(1) ($)	Bonus ($)	Restricted Stock Award(s) ($)(4)	Securities Underlying Options / SARs (#)	All Other Compensation ($)
Hakan Wretsell, President and Chief Executive Officer, iCurie UK(2)	2005 2004 2003	$256,000 $250,000 $0(2)	$66,250 $0 $0	$94,842 $0 $0	326,779 0 0	$2,100(3) $0 $0
Michael Karpheden, Chief Operating and Financial Officer, iCurie UK(2)	2005 2004 2003	$215,000 $210,000 $0(2)	$46,830 $0 $0	$49,167 $0 $0	326,779 0 0	$2,100(3) $0 $0
Dr. Jeong Hyun Lee, Ph.D., Chief Executive Officer, iCurie Lab, Inc.	2005 2004 2003	$256,000 $250,000 $50,314	$66,250 $53,802 $0	57,191 0 0	326,779 0 0	$0(3) $0 $0

(1)	Amounts earned per prior employment agreements. Actual salaries received during 2004 were $11,408, $14,408 and $103,539 for Mr. Wretsell, Mr. Karpheden and Dr. Lee, respectively (Dr. Lee, whose salaries were paid in KWON, also received $50,314 in salary during 2003). Other than the $53,802 bonus paid to Dr. Lee, no bonuses or stock compensation was paid during fiscal 2004 and 2003. Certain accrued and unpaid salaries were paid at the closing of the Series A Offering. See “Employment Agreements” below and Item 12 “Certain Relationships and Related Transactions.”

(2)	Mr. Wretsell and Mr. Karpheden were appointed officers of iCurie UK on September 1, 2004.

(3)	Mr. Wretsell and Mr. Karpheden received a car allowance. Dr. Lee is provided with a company car.

(4)	Unvested restricted stock as of December 31, 2005 totaled 1,470,508 shares and vest quarterly through December 31, 2006.

Brenda Hall served as President, Chief Executive Officer, Chief Financial Officer and Secretary of the Company until July 8, 2005, when the share exchange was consummated. Ms. Hall received no salary, wage or other compensation from the Company during 2005, 2004 or 2003.

Options

The following table sets forth information relating to option grants made by the Company in 2005:

OPTION/SAR GRANTS IN LAST FISCAL YEAR(1)
(Individual Grants)

Name	Number Of Securities Underlying Options / SARs Granted (#)	Percent Of Total Options / SARs Granted To Employees In Fiscal Year	Exercise Or Base Price ($/Sh)	Expiration Date
Hakan Wretsell	326,779	13%	$0.88	2015
Michael Karpheden	326,779	13%	$0.88	2015
Dr. Jeung Hyun Lee, Ph.D.	326,779	13%	$0.88	2015

(1)
No options were granted prior to 2005. Options vest quarterly through December 31, 2006. No value has been assigned to the options as the exercise price is above fair market value. As of December 31, 2005, no options have been exercised.

Director Compensation

The external directors of the Company, Alan Miller, David Clarke, and Peter Rugg, shall each receive compensation for their services since appointment through June 30, 2006, in the amount of $8,000 plus an option to purchase 100,000 common shares, 50,000 of which vested upon issuance in December 2005 as an appointment bonus, and the remaining 50,000 shall vest quarterly for two years.

Employment Agreements

Hakan Wretsell, Michael Karpheden, and Dr. Lee have each entered into employment agreements with the Company effective July 11, 2005. The employment agreements are effective until January 1, 2007, and replaced such officers’ prior employment agreements with iCurie UK. The employment agreements contain customary provisions regarding the ownership and assignment of all intellectual property (all of which is and remains our sole property), prohibitions on solicitation of customers and employees following termination of employment, and our right to terminate such officers at any time for cause, or without cause upon a payment equal to six months of such officer’s base salary (plus six months continuation of certain benefits). The following chart sets forth certain summary information regarding base salary, bonus, and equity compensation provided in the employment agreements:

	Mr. Wretsell	Mr. Karpheden	Dr. Lee

Annual Salary	$262,500	$220,500	$262,500

Closing Bonus(1)	$40,000 and 45,455 shares of common stock	$33,600 and 38,182 shares of common stock	$40,000 and 45,455 shares of common stock

2005 Bonus(2)	Up to 100% of base salary ($262,500)	Up to 60% of base salary ($132,300)	Up to 100% of base salary ($262,500)
2006 Bonus(2)	Up to 200% of base salary ($525,000)	Up to 120% of base salary ($264,600)	Up to 200% of base salary ($525,000)

Stock Grants(3)	1,633,897 shares of common stock	1,143,728 shares of common stock	980,338 shares of common stock
Stock Options(3)	326,779 shares of common stock	326,779 shares of common stock	326,779 shares of common stock

Accrued, Unpaid Salary(4)	$30,207 and 34,326 shares of common stock	$22,708 and 25,805 shares of common stock	$60,124 and 68,322 shares of common stock

(1)	Closing bonus paid on September 1, 2005.

(2)	Annual bonus amounts are determined based on certain financial and non-financial targets. Amounts to be paid approximately 50% in cash and 50% in shares of our common stock (valued at then-current market price).

(3)	Subject to staggered vesting. Options have an exercise price of $0.88 per share. Stock grants and options vest in full upon (i) termination without cause, (ii) a change in control of the Company or (iii) when the Company’s operating revenues reach $17 million. 490,169 shares of Mr. Wretsell’s stock grant and 326,779 shares of Mr. Karpheden’s stock grant vested as of the closing of the Series A Offering on July 11, 2005. Mr. Karpheden has forfeited 204,237 restricted shares which otherwise would have vested September 30, 2005.

(4)	Represents accrued and unpaid salary for periods prior to the Series A Offering. Amounts were paid/issued July 11, 2005. See Item 12 “Certain Relationships and Related Transactions.”

In addition to the equity compensation payable to Mr. Wretsell, Mr. Karpheden and Dr. Lee as described above, such executives are also entitled to the following equity compensation: (i) in the event the Company’s 2006 revenue exceeds projections by at least 5%, options to purchase that number of shares of common stock equal to 12.5% of such executive’s aggregate ownership of Company equity as of the closing of the Series A Offering (assuming full vesting of all warrants, options or restricted share grants) at an exercise price of $1.10 per share, (ii) in the event the Company’s 2007 revenue exceeds projections by at least 5%, options to purchase that number of shares of common stock equal to 12.5% of such executive’s aggregate ownership of Company equity as of the closing of the Series A Offering (assuming full vesting of all warrants, options or restricted share grants) at an exercise price of $1.32 per share, and (iii) options to purchase that number of shares of common stock equal to 25% of the Option Pool (as defined below) in the event Company revenues in 2006 or 2007 exceed projections by at least 25%, at a per share exercise price equal to the greater of $0.88 or the 2006 volume weighted average common stock price (whether such options are granted with respect to 2006 or 2007 revenues). All of the above equity awards will vest annually over a three year period calculated retroactively from July 11, 2005, the closing of the Series A Offering (for example, assuming a June 30, 2005 closing, a 12.5% equity award in January 2007 for exceeding 2006 revenues would be 33.3% vested on the date of grant, with the remaining two-thirds vesting on June 30, 2007 and June 30, 2008). Any earned but unvested awards will vest in full upon the executive’s termination without cause. The calculation of the executives’ equity ownership for purposes of (iii) above shall not include the shares of common stock issued to Dr. Lee pursuant to the share exchange or the 1,097,142 shares of common stock issuable to Dr. Lee upon the exercise of the warrant described herein. All equity compensation may be structured as options, restricted stock or other award, although the number of shares and vesting schedule will remain the same.

The employment agreements also provide for customary employee benefits such as insurance and 401(K) or similar arrangements. In the event any officer is required to relocate to London, such officer will be provided with a reasonable car and housing allowance for a period of twelve months and will be reimbursed for reasonable moving expenses. The officers also received certain payments of cash and shares of common stock at the closing of the Series A Offering, which represented earned but unpaid compensation. See Item 12 “Certain Relationships and Related Transactions.”

We have also adopted the iCurie 2005 Stock Incentive Plan to create a pool of 9,803,380 shares of common stock available for options and other equity grants. The incentive plan will be used for attracting and retaining employees, directors and consultants and will be granted at fair market value from time to time under the guidance and approval of our Board of Directors or its Compensation Committee, if one is later established.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 20, 2006, information regarding the beneficial ownership of shares of our common stock by each person known by us to own five percent or more of the outstanding shares of our common stock, by each of our executive officers, by each of our directors, and by all executive officers and directors as a group. Beneficial ownership of shares is determined in accordance with SEC rules and generally includes any shares over which a person exercises sole or shared voting or investment power. The information set forth below, including ownership percentages and voting power percentages, is based on an aggregate of 29,316,035 shares of common stock outstanding as of March 20, 2006. All shares of common stock underlying Series A Preferred Stock or Series B Preferred Stock owned by each person and common stock underlying warrants, stock options or other stock-based awards that are presently exercisable or exercisable within 60 days of the date of this report by each person are deemed to be outstanding and beneficially owned by the person holding the Series A Preferred Stock or Series B Preferred Stock, stock options, warrants, and other stock-based awards respectively, for the purpose of computing the ownership percentage of that person, but are not considered outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, to our knowledge, each person listed in the table below has sole voting and investment power with respect to the shares shown as beneficially owned by such person, except to the extent applicable law gives spouses shared authority. Except as otherwise noted, each shareholder’s address is c/o iCurie, Inc., 1395 Brickell Avenue, Suite 800, Miami, Florida, 33131. See Item 5 “Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities” for certain information regarding our equity compensation plan.

NON-MANAGEMENT BENEFICIAL HOLDERS

Name And Address Of Beneficial Owners	Shares of Common Stock	Percentage as of March 20, 2005

Hansen Gray & Company, Inc. 6100 Neil Road, Suite 500 Reno, Nevada 89511	8,629,376	29.44%

CHL Investment Partnership 475-1 Gwachundong, Gwachun Shi, Gyeong Gi Do, Republic of Korea 427-080	2,493,505	8.51%

Gryphon Master Fund, LP(1) 100 Crescent Court, Suite 475 Dallas, Texas 75201	3,409,092	10.42%

Invision Company Ltd. (2) CPG Primatrust SA, 12, rue de Saint-Victor 1206 Geneva, Switzerland	3,750,000	11.34%

GSSF Master Fund, LP(3) 100 Crescent Court, Suite 475 Dallas, Texas 75201	2,025,089	6.46%

OFFICERS AND DIRECTORS

Name And Address Of Executive Officers	Shares of Common Stock	Percentage as of March 20, 2005

Jeong Hyun Lee, Ph.D.(4)	12,908,412	42.14%
Hakan Wretsell(5)	1,961,361	6.64%
Michael Karpheden(6)	1,236,365	4.19%
Greg Osborn(7)	361,262	1.22%
Peter Rugg(8)	144,409	0.49%
David Clarke(9)	75,000	0.26%
Alan Miller(10)	75,000	0.26%
Officers and Directors as a Group(11)	16,761,809	52.99%

(1)	Includes 2,727,274 shares of Series A Preferred Stock and warrants to purchase 681,818 shares of common stock.

(2)	Includes 3,000,000 shares of Series B Preferred Stock and warrants to purchase 750,00 shares of common stock.

(3)	Includes 1,533,029 shares of Series A Preferred Stock and warrants to purchase 472,060 shares of common stock.

(4)	Includes (i) 11,563,587 shares of common stock (including 490,169 shares subject to vesting and forfeiture), (ii) options to acquire 217,853 shares of common stock which will be exercisable within sixty (60) days, and (iii) warrants to purchase 1,097,142 shares of common stock. Dr. Lee is also the sole general partner of CHL Investment Partnership, and may be deemed to beneficially own the shares held by such entity.

(5)	Includes (i) 1,743,508 shares of common stock (including 571,864 shares subject to vesting and forfeiture) and (ii) options to acquire 217,853 shares of common stock which will be exercisable within sixty (60) days.

(6)	Includes (i) 1,018,512 shares of common stock (including 939,491405,801 shares subject to vesting and forfeiture) and (ii) options to acquire 217,853 shares of common stock which will be exercisable within sixty (60) days.

(7)	Includes (i) 74,805 shares of common stock, (ii) 189,393 shares of Series A Preferred Stock, and (iii) warrants to purchase 97,064 shares of common stock. Mr. Osborn is a Managing Partner of Indigo Ventures LLC, which beneficially owns 1,115,843 shares of our common stock (which includes warrants to purchase 352,578 shares of common stock and 763,265 shares of Preferred Stock).

(8)	Includes (i) 14,961 shares of common stock, (ii) 37,878 shares of Series A Preferred Stock, (iii) options to acquire 75,000 shares of common stock which will be exercisable within sixty (60) days and (iv) warrants to purchase 16,570 shares of common stock.

(9)	Includes options to acquire 75,000 shares of common stock which will be exercisable within sixty (60) days. Mr. Clarke is affiliated with GSB Holdings, Inc., which beneficially owns 416,469 shares of our common stock (which includes (i) 89,766 shares of common stock, (ii) 227,272 shares of Series A Preferred Stock, and (iii) warrants to purchase 99,431 shares of common stock).

(10)	Includes options to acquire 75,000 shares of common stock which will be exercisable within sixty (60) days. Mr. Miller is a director of Hansen Gray & Company, Inc., a significant shareholder of the Company, as reported above.

Item 12.	Certain Relationships and Related Transactions

In connection with the acquisition of iCurie Lab, Inc. and its intellectual property in 2004, iCurie UK agreed to pay CHL Investment Partnership and Hansen Gray a royalty fee equal to two percent (2%) of Company revenues over $25 million, up to an aggregate royalty of $50 million. CHL Investment Partnership receives fifty-seven percent (57%) and Hansen Gray receives forty-three percent (43%) of such royalty. This arrangement is documented in a Revenue Share Agreement dated as of May 18, 2005. At the closing of the Series A Offering, Hansen Gray received a cash advancement of $500,000 against its right to receive these royalty payments from us.

As discussed above in Item 1 “Description of Business - Financing Activities,” Dr. Lee issued a promissory note for $1,100,000 to iCurie Bridge Funding, LLC, an affiliate of the HG Noteholders, in 2004. Pursuant to the Preferred Stock Purchase Agreement, iCurie Bridge Funding LLC transferred this note to us in exchange for 1,667,000 shares of Series A Preferred Stock (reflecting an approximate twenty-five percent (25%) discount from the per share cash offering price of $0.88 per share). The Company and Dr. Lee then entered into an agreement to, and did, cancel this promissory note in exchange for the transfer of 1,250,000 of Dr. Lee’s shares of our common stock to us (valued at $0.88 per share). This $1,100,000 note constitutes a portion of the $4,600,000 Note conversion referred to in this report.

As discussed above in Item 1 “Description of Business - Financing Activities,” Hansen Gray issued the $2,500,000 of HG Notes to the HG Noteholders in 2004. Pursuant to the Preferred Stock Purchase Agreement, the HG Noteholders transferred their notes to us in exchange for approximately 3,787,863 shares of Series A Preferred Stock (reflecting an approximate twenty-five percent (25%) discount from the per share cash offering price of $0.88 per share). Hansen Gray then entered into an agreement with us pursuant to which: (i) Hansen Gray cancelled an outstanding note of $1,500,000 previously issued by iCurie UK to Hansen Gray; (ii) we paid an advance of $500,000 to Hansen Gray from amounts payable in the future to Hansen Gray under the Revenue Share Agreement; (iii) Hansen Gary executed a $1,500,000 debenture in favor of the Company; and (iv) secured its obligation under such debenture by its right to receive payments under the Revenue Share Agreement. The $2,500,000 in HG Notes, Dr. Lee’s $1,100,000 note and the $1,000,000 in 2005 Notes constitute the $4,600,000 Note conversion referred to elsewhere in this report.

iCurie UK owns 527,000 common shares of Hansen Gray, and Hakan Wretsell and Michael Karpheden each own 25,000 common shares and warrants to purchase 129,167 common shares of Hansen Gray (which amounts, in the aggregate, represent approximately one and a half percent (1.5%) of Hansen Gray’s common shares on a fully diluted basis). Dr. Lee owns 2,000,000 common shares of Hansen Gray (which amounts to approximately 3.33% of Hansen Gray’s common shares on a fully diluted basis).

Dr. Lee held an option exercisable for 440,000 shares of iCurie UK common stock, which was converted at the closing of the Series A Offering into a warrant exercisable for 1,097,142 shares of our common stock at an exercise price of $1.09 per share.

Mr. Wretsell, Mr. Karpheden and Dr. Lee were owed aggregate earned but unpaid salaries of $60,414, $45,417 and $120,248, respectively, which was paid at the closing of the Series A Offering. Approximately fifty percent (50%) of these amounts were paid in cash and fifty percent (50%) in shares of common stock (valued at $0.88 per share solely for such compensation purposes and without regard to fair market value).

As reported in our 8-K dated August 26, 2005 and filed with the SEC on September 1, 2005, iCurie UK acquired from Mr. Won Gyu Moon the 54,619 shares of common stock of iCurie Lab, Inc. (approximately 19.8% of iCurie Lab’s common stock) not previously owned by iCurie UK. The purchase price for the shares was 2,046,638,345 KWON (approximately $1.99 million), plus an amount equal to certain transfer taxes in an aggregate amount of approximately 31,009,147 KWON (approximately $30,000), for a total amount payable by us of 2,077,647,492 KWON (approximately $2.02 million). Mr. Moon agreed to acquire the iCurie Lab, Inc. shares from Ms. Il Han Kim, the wife of Dr. Lee. Ms. Kim in turn agreed to acquire the shares from 14 individuals and entities (the “Minority Shareholders”). The transactions between (i) iCurie UK and Mr. Moon, (ii) Mr. Moon and Ms. Kim, and (iii) Ms. Kim and the Minority Shareholders were consummated in one closing process, and neither Mr. Moon nor Ms. Kim realized any profit or received any commission or other form of remuneration in connection with the transactions, although iCurie UK agreed to reimburse such individuals for transfer taxes in the amount referred to above.

Indigo Ventures LLC, where Greg Osborn is a managing partner, receives a monthly fee of $15,000 for consulting services.

Item 13.	Exhibits

A list of exhibits filed herewith is contained in the exhibit index that immediately precedes such exhibits and is incorporated herein by reference.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years 2005 and 2004 were $85,250 and $44,700 respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $56,450 and $0, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2005 and 2004 were $0 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended December 31, 2005 and 2004 were $0 and $0, respectively.

Board of Directors/Audit Committee

It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors. In August 2005, the Board formed an audit committee which will approve all future services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCURIE, INC.

Date: March 29, 2006	By:	/s/ Hakan Wretsell
Hakan Wretsell, President and Chief Executive Officer (Principal Executive Officer)

Date: March 29, 2006	By:	/s/ Michael Karpheden
Michael Karpheden, Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hakan Wretsell* Hakan Wretsell	President, Chief Executive Officer and Director	March 29, 2006

/s/ Dr. Jeong Hyun Lee* Dr. Jeong Hyun Lee, Ph.D.	Chief Technology Officer and Director	March 29, 2006

/s/ Alan B. Miller* Alan B. Miller	Director	March 29, 2006

/s/ David H. Clarke* David H. Clarke	Director	March 29, 2006

/s/ Peter Rugg* Peter Rugg	Director	March 29, 2006

/s/ Gregory Osborn* Gregory Osborn	Director	March 29, 2006

* By: /s/ Michael Karpheden Michael Karpheden	Individually and as Attorney-in-Fact	March 29, 2006

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers:

No annual report or proxy material has been sent to security holders of the Company. If such report or proxy material is furnished to security holders subsequent to the filing of the annual report on this Form, the registrant shall furnish copies of such material to the Commission when it is sent to security holders.

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Share Exchange Agreement dated July 8, 2005, by and among Cedar Mountain Distributors, Inc. and the shareholders of iCurie Lab Holdings Limited.

2.2*	Form of Subscription Agreement entered into between iCurie, Inc. and cash purchasers of Series A Preferred Stock.

2.3*	Preferred Stock Purchase Agreement dated July 11, 2005, by and among iCurie, Inc. and purchasers of Series A Preferred Stock exchanging promissory notes therefor.

2.4*	Share Transfer Agreement dated August 26, 2005, by and between iCurie Lab Holdings Limited and Mr. Won Gyu Moon.

2.5	Form of Subscription Agreement entered into between iCurie, Inc. and purchasers of Series B Preferred Stock.

3(i).1
Amended and Restated Articles of Incorporation of iCurie, Inc. (incorporated by reference to Exhibit 3(i).1 to iCurie, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005).

3(i).2	Certificate of Designation to Amended and Restated Articles of Incorporation of iCurie, Inc.

3(ii).1	Amended and Restated Bylaws of iCurie, Inc. (Incorporated by reference to Exhibit 3(ii).1 to iCurie, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005).

4.4*	Form of Warrant issued to Placement Agents (for common stock, Series A Preferred Stock and Series B Preferred Stock).

4.5*	Form of $0.88 Warrants issued to purchasers of Series A Preferred Stock.

4.6*	Form of $1.10 and $1.32 Warrants issued to purchasers of Series A Preferred Stock and $1.50 and $3.00 Warrants issued to purchasers of Series B Preferred Stock.

4.7*	Warrant dated July 11, 2005 between iCurie, Inc. and Dr. Jeong Hyun Lee, Ph.D.

4.8*+	iCurie, Inc. 2005 Stock Incentive Plan.

4.9*+	Form of Option Grant under iCurie, Inc. 2005 Stock Incentive Plan.

4.10*+	Form of Restricted Stock Grant under iCurie, Inc. 2005 Stock Option Incentive Plan.

10.1*	Registration Rights Agreement dated July 11, 2005 by and among iCurie, Inc. and certain holders of iCurie, Inc. securities.

10.2*	Placement Agent Agreement dated March 17, 2005 by and among Axiom Capital Management Inc., Indigo Securities, LLC, and iCurie Lab Holdings Limited (the “Placement Agent Agreement”).

10.3*	Extension of Placement Agent Agreement dated May 20, 2005 by and among the parties to the Placement Agent Agreement.

10.4*	Lock-Up and Leak-Out Agreement dated July 11, 2005 by and among iCurie, Inc., Hakan Wretsell, Michael Karpheden, Dr. Jeong Hyun Lee, Ph.D.

10.5*+	Employment Agreement dated July 11, 2005 by and between iCurie Lab Holdings Limited and Hakan Wretsell.

10.6*+	Employment Agreement dated July 11, 2005 by and between iCurie Lab Holdings Limited and Michael Karpheden.

10.7*+	Employment Agreement dated July 11, 2005 by and among iCurie Lab Holdings Limited, iCurie Lab, Inc. and Dr. Jeong Hyun Lee, Ph.D.

10.8*	Revenue Share Agreement dated May 18, 2005 by and among iCurie Lab Holdings Limited Hansen Gray & Company, Inc. and CHL Investment Partnership.

10.9*	Securities Purchase Agreement dated July 11, 2005 by and between iCurie, Inc. and Hansen Gray & Company, Inc.

10.10*	Note Cancellation Agreement dated July 11, 2005 by and between iCurie, Inc. and Dr. Jeong Hyun Lee, Ph.D.

10.11*	Indemnification Agreement dated July 11, 2005 by and between iCurie, Inc. and Dr. Jeong Hyun Lee, Ph.D.

10.12	Registration Rights Agreement dated December 16, 2005 by and among iCurie, Inc., holders of Series B Preferred Stock and certain other parties.

10.13	Patent License and Sales Exclusivity Agreement dated November 9, 2005 by and between iCurie Lab Holdings, Ltd. and Asia Vital Components Co., Ltd.

14	Code of Ethics

21	Subsidiaries of iCurie, Inc.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

_______________
* Included as an exhibit to the Company’s Registration Statement on Form SB-2 (SEC File No. 333−127193), filed with the SEC on October 6, 2005.

+ Represents a management contract or compensatory plan or arrangement.

INDEX TO FINANCIAL STATEMENTS

iCurie, Inc. and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2005 and 2004

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2005	F-2

Consolidated Statements of Operations for the years ended December 31, 2005 and 2004	F-3

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2005 and 2004	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2005 and 2004	F-5

Notes to Consolidated Financial Statements	F-6-14

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
iCurie, Inc.

We have audited the consolidated balance sheet of iCurie, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) . Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iCurie, Inc. at December 31, 2005, and the results of their operations and their cash flows for the years ended December 31, 2005 and 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at December 31, 2005 the Company and its subsidiaries have commenced limited revenue producing operations and have an accumulated deficit of $13,641,589. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management has raised in excess of $15 million by issuing preferred stock during 2005 and at December 31, 2005 has cash on hand approximating $6 million. Management’s plans in regard to its future operations are also discussed in note 1.

PKF

Certified Public Accountants A Professional Corporation

March 7, 2006 New York, NY

iCurie, Inc. and Subsidiaries
Consolidated Balance Sheet
as of December 31, 2005
(US Dollars)

Assets
Current Assets
Cash and cash equivalents	$6,009,966
Receivable	95,569
Advance payments	124,945
Prepaid expenses	39,000
Other	165
Total current assets	6,269,645

Guarantee deposits	127,376
Investment (note 1)	110,670

Furniture and equipment, net (note 1)	633,282
Royalty Advance (note 3)	500,000

Total assets	7,640,973

Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable	$455,052
Short-term borrowings (note 5)	231,683
Accrued expenses
Registration Rights (note 3)	923,790
Payroll and Related	264,279
Other	97,411
Other	27,075
Total current liabilities	1,999,290

Bond payable (note 6)	259,885

Total liabilities	2,259,175

Stockholders' equity (note 4)
Preferred Stock, Series A; $.001 par value; 30,000,000 shares authorized; 20,995,239 issued & outstanding	20,995
Preferred Stock, Series B; $.001 par value; 7,000,000 shares authorized; 3,063,402 issued & outstanding	3,063
Common stock; $.001 par value; 150,000,000 shares authorized; 29,316,035 issued & outstanding	29,317
Common stock Subscribed	167
Additional paid-in-capital	19,161,937
Other comprehensive loss	(77,432)
Unearned Compensation	(114,660)
Accumulated (deficit)	(13,641,589)
Total stockholders' equity	5,381,798

Total liabilities and stockholders' equity	$7,640,973

See notes to consolidated financial statements

iCurie, Inc. and Subsidiaries
Consolidated Statements of Operations
For the years ended December 31, 2005 and 2004
(US Dollars)

	Years Ended December 31,
	2005	2004

Revenue	$19,132	$-

Costs and expenses
Cost of Sales	124,957	-
Selling and Administrative expenses	6,362,542	2,710,629
Depreciation	95,287	48,282
Amortization of deferred financing cost (note 1)	311,323	18,083
Miscellaneous	26,141	6,965
Total costs and expenses	6,920,250	2,783,959

Operating (loss)	(6,901,118)	(2,783,959)

Other income (expenses)
Loss on Investment (note 1)	(105,903)	-
Loss from Impairment of Intangible Asset	-	(10,285)
Net Loss on Disposal of furniture and equipment	-	(262)
Interest and other income	100,324	14,607
Interest expense (notes 4, 5 and 6)	(266,781)	(129,054)

Total other income (expenses)	(272,360)	(124,994)

Net (loss)	$(7,173,478)	$(2,908,953)

Dividend on Series A Preferred Stock (Note 4)	$(651,489)	$-

Net Loss Attributable to Common Shareholders	$(7,824,967)	$(2,908,953)

Net Loss per Share:
Basic and Diluted	$(0.29)	$(0.12)
Weighted Average Shares Outstanding
Basic and Diluted	26,954,611	24,935,047

See notes to consolidated financial statements

iCurie, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
for the Years Ended December 31, 2005 and 2004

	Common & Preferred Stock	Additional Paid-in Capital	Common Stock Subscribed	Offering Costs	Unearned Stock Compensation	Other Comprehensive Income (Loss)	Accumulated (Deficit)	Total

Balance @ December 31, 2003	$1,332,746	$1,256,381	$-	$-	$-	$-	$(3,559,158)	$(970,031)

Recapitalization of Korean Subsidiary	(1,332,745)	1,222,102	-	-	-	-	-	(110,643)

Capital stock subscribed	-	-	3,000,000	(258,813)	-	-	-	2,741,187

Foreign currency translation	-	-	-	-	-	(53,355)	-	(53,355)

Net loss for the year	-	-	-	-	-	-	(2,908,953)	(2,908,953)

Balance @ December 31, 2004	$1	$2,478,483	$3,000,000	$(258,813)	$-	$(53,355)	$(6,468,111)	$(1,301,795)

Capital stock subscribed	1,631,631	1,220,199	(3,000,000)	258,813	-	-	-	110,643

Debt beneficial conversion feature	-	192,959	-	-	-	-	-	192,959

Effects of July Recapitalization	(1,606,596)	1,641,440	-	-	-	-	-	34,844

Issued Preferred stock, series A	20,995	10,454,336	-	-	-	-	-	10,475,331

Issued Preferred stock, series B	3,063	2,835,457	-	-	-	-	-	2,838,520

Stock compensation (common)	4,281	339,063	167	-	(114,660)	-	-	228,851

Foreign currency translation	-	-	-	-	-	(24,077)	-	(24,077)

Net loss for the year	-	-	-	-	-	-	(7,173,478)	(7,173,478)

Balance @ December 31, 2005	$53,375	$19,161,937	$167	$-	$(114,660)	$(77,432)	$(13,641,589)	$5,381,798

See notes to consolidated financial statements

iCurie, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the Years Ended December 31, 2005 and 2004
(US Dollars)

	2005	2004
Cash flows from operating activities:
Net (loss)	$(7,173,478)	$(2,908,953)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities:
Depreciation	95,287	48,282
Amortization	311,323	18,083
Beneficial conversion feature on long-term debt	192,959	-
Loss on Investment	105,903	-
Finders Fee Settlement	38,219	-
Amortization of Deferred Compensation	228,851	-
Loss on Disposal of Furniture and Equipment	-	262
Impairment Charge	-	10,285
Imputed interest	(18,036)	15,738
Changes to certain other accounts:
Receivable	(58,570)	(50,198)
Advance payments	(79,919)	(22,293)
Prepaid expenses	(34,238)	(18,979)
Royalty Advance	(500,000)	-
Accounts payable	160,486	77,154
Accrued expenses	730,124	537,227
Other	28,642	(38,353)
Net cash (used) by operating activities	(5,972,447)	(2,331,745)

Cash flows from investing activities:
Acquisition of subsidiary	(2,025,344)	(110,643)
Short-term loan	-	144,720
Deposits	(78,270)	57,965
Acquisition of short-term financial instrument	19,322	(19,322)
Repayment of long-term loans	-	(161,530)
Guarantee deposits	-	(49,106)
Other	-	937
Purchase of furniture and equipment	(551,948)	(127,782)
Net cash (used) by investing activities	(2,636,240)	(264,761)

Cash flows from financing activities:
Short-term borrowings	-	769,868
Long-term borrowings	1,003,162	1,500,000
Deferred financing fees	(100,000)	(229,406)
Issuance of common stock	-	386,437
Repurchase of common stock	(214,000)	-
Proceeds from the issuance of preferred series A stock	12,482,865	-
Proceeds from the issuance of preferred series B stock	3,063,402	-
Proceeds from subscribed equity	-	2,745,208
Repayment of short-term borrowings	(408,826)	(1,158,873)
Repayment of convertible bond	7,203	(289,827)
Offering costs	(2,234,197)	(258,813)
Net cash provided by financing activities	13,599,609	3,464,594

Net increase in cash and cash equivalents	4,990,922	868,088

Cash and cash equivalents - beginning of year	1,019,044	150,956

Cash and cash equivalents - end of year	$6,009,966	$1,019,044

Supplemental cash flow disclosure
Noncash financing activity
During 2005 the Company recorded a beneficial preferred
stock conversion feature on certain Long-term debt
(see Note 4)	$192,959	$-

During 2005 the Company recorded deferred stock
compensation arrangements for certain employees and
directors	$343,512	$-

During 2005 the Company converted debt issued by the
UK subsidiary into Preferred Stock in the US Parent	$2,500,000	$-

During 2005 the Company converted equity issued by the
UK subsidiary into Preferred Stock in the US Parent	$1,000,000	$-

During 2005 the Company converted a personal promissory
note, collateralized by the Company's Common Stock, into
Preferred Stock in the US Parent	$1,100,000	$-

During 2004 the Company subscribed Common Stock	$-	$254,972
in exchange for an investment

Cash paid during the year for interest	$43,562	$97,719

See notes to consolidated financial statements

iCurie, Inc. and Subsidiaries Notes to Consolidated Financial Statements
December 31, 2005

Note 1 - Summary of significant accounting policies

Organization

iCurie, Inc.'s (the "Company" or "iCurie") operations consist of research, development, and commercialization of next-generation cooling solutions. The Company was founded in 2000 to address the emerging heat problem that now threatens the development of higher-performing microelectronic products. iCurie anticipates to be the first Company to take this innovative thermal management technology from the laboratory to high volume manufacturing, and operate as both a licensor of the technology and a vertically integrated provider of customized applications.

The Company's corporate headquarters is located in Miami, USA with subsidiaries in London, United Kingdom and Seoul, South Korea. Our Design and Manufacturing operations are based in Seoul. Our patented NanoSpreaders™ are a completely new alternative to conventional cooling devices. By utilizing a nano scale environment, the laws of physics are manipulated enabling our cooling technology to be thinner, lighter and deliver significantly higher thermal conductivity (heat transfer capacity) versus conventional options such as Heat Pipes. And, we can supply our plate-shaped heat spreaders in virtually any shape that a design engineer requires. As a result, customers are able to achieve unsurpassed product performance without trading off size, weight or cost considerations.

On July 8, 2005, Cedar Mountain Distributors, Inc. ("Cedar Mountain") entered into a Share Exchange Agreement (the "Share Exchange") with the shareholders of iCurie Lab Holdings Limited ("iCurie UK" or "Subsidiary") and certain additional parties (see Note 4). At the time of the Share Exchange, Cedar Mountain was a "public shell" company with no material operations. iCurie Lab Holdings Limited was incorporated in the United Kingdom on March 16, 2004, with the principal activity being the acquisition of intellectual property for the purpose of commercial exploitation.

In 2004, iCurie UK purchased an 80.2% interest in iCurie Lab Inc. ("iCurie Korea" or "Subsidiary"), a Korean Company incorporated on June 13, 2000, under the Commercial Code of South Korea. The operations of iCurie Korea include research and development, manufacturing, and sales of micro cooling systems using electronic technology. The remaining 19.8% of iCurie Korea was acquired in September 2005 resulting in iCurie Korea becoming a wholly owned subsidiary. During 2004, the intellectual property for the micro cooling system was transferred from iCurie Korea to iCurie UK.

As a result of the Share Exchange, the shareholders of iCurie UK became the controlling shareholders of Cedar Mountain, and iCurie UK became a wholly-owned subsidiary of Cedar Mountain. Concurrent with the share exchange, Cedar Mountain changed its name to iCurie, Inc. The share exchange was treated similar to a "reverse acquisition," with Cedar Mountain being the legal acquirer and iCurie UK being considered the accounting acquirer (see Note 4). The historical financial statements of iCurie UK have become the historical financial statements of the Company. Subsequent to the Share Exchange, the financial statements include the consolidated financial position and results of operations of iCurie US, iCurie UK, and iCurie Korea.

Through December 31, 2005, the operations of the Company and its Subsidiaries have included the development, certification of intellectual property, production and sale of samples. The Company opened its manufacturing facility in Seoul, Korea in October 2005.

In consolidation, all significant intercompany balances and transactions have been eliminated.

 Financial reporting

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements. Although these statements are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates.

Significant estimates required to be made by management include the valuation of 1) investments, 2) equity securities issued, 3) beneficial conversion features embedded in securities, and 4) registration rights.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company and its Subsidiaries have recently commenced limited revenue producing operations and have sustained accumulated losses since inception of approximately $13.6 million. The Company and its Subsidiaries have funded operations through equity and debt financing since inception. All these factors raise substantial doubt over the Company's ability to continue as a going concern.

On July 11, 2005, the Company received approximately $12.48 million in gross proceeds through a preferred stock offering made in conjunction with the Share Exchange Agreement with Cedar Mountain Distributors, Inc. On December 16, 2005, the Company received approximately $3.06 million in gross proceeds through a preferred stock series B offering. Management shall use the funds to commercialize its intellectual property and to execute its growth strategies. Furthermore, the Company has used the funds to pay off certain debts.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments, including time deposits, which are readily convertible into known amounts of cash and have an original maturity of three months or less. The Company and its Subsidiary's cash and cash equivalents are maintained in banks and financial institutions in the United States, United Kingdom and South Korea, and they have not experienced any losses on their cash balances.

Investment

In December 2004, iCurie UK received 620,000 shares of an entity affiliated through common management in connection with $3,000,000 of equity financing. In July 2005, the Company disposed of 93,000 shares valued at $38,219 as part of a finders fee settlement. The remaining 527,000 shares have been valued by management at $110,670 which is management's estimate of its fair value based on the stock price of the entity at December 31, 2005. iCurie UK has recorded a realized loss in the investment totaling $105,903 during the year ended December 31, 2005.

Revenue recognition

The Company's policy is to record revenue as earned when the following attributes are met.
- Persuasive evidence of a sale arrangement exists.
- Delivery has occurred to the customers.
- The sales price to the customer is fixed or determinable.
- Collection is reasonably assured.

Deferred costs

In connection with obtaining debt and equity financing, iCurie UK incurred placement agent fees from a third party equal to 10% of the amount financed. The placement agent and the Company agreed to defer 2.5% of the 10% fee payable in 2004, until 2005 at completion of fundraising. During 2004, the agent assisted in placing $2,500,000 in long-term debt financing and $1,000,000 in equity financing. During 2005 the agent assisted in placing $1,000,000 in additional long-term debt financing. Deferred financing costs incurred in connection with long-term financing amounted to $329,406 and were being amortized on a straight-line basis over the stated term of the loans. The long-term debt financing arrangement has been converted to preferred stock and, therefore, the Company has no additional financing fees related to this transaction. Amortization expense for the year ended December 31, 2005 and 2004 amounted to $311,323 and $18,083, respectively.

Furniture and equipment

Furniture and equipment at December 31, 2005 are summarized as follows:

Vehicles	$49,868
Machinery	491,622
Furniture and fixtures	320,116
Assets under construction	3,382
864,988
Accumulated depreciation	(231,706)
$633,282

Furniture and equipment are stated at cost. Major renewals and betterments, which prolong the useful life or enhance the value of assets, are capitalized. Depreciation is computed using the straight-line method over the estimated life of five years for machinery and equipment, furniture and fixtures, and vehicles. Depreciation expense for the year ended December 31, 2005 and 2004 amounted to $95,287 and $48,282, respectively.

Net Loss per Share

Basic Loss per share is computed by dividing net loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net loss by the weighted average number of shares plus the dilutive effect of convertible preferred shares and outstanding options and warrants. The weighted average shares outstanding used in the comparative 2004 periods is based upon the shares issued by the Company to effect the reverse acquisition. Approximately 21 million and 3 million shares to be issued upon conversion of Series A and Series B, respectively, Preferred Shares were excluded from the calculation of diluted earnings per share for the year ended December 31, 2005 and 2004, respectively, because they were anti-dilutive.

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

Research and development costs

Research and development costs are expensed as incurred and amounted to $809,033 and $789,641 for the year ended December 31, 2005 and 2004, respectively.

Foreign currency translation

The reporting and functional currency of iCurie US and UK is the U.S. Dollar, while the functional currency of iCurie Korea is the Korean Won.

The assets and liabilities of iCurie Korea have been translated into U.S. Dollars at the prevailing year-end rate of exchange, while the related income and expense items were translated at the average rate of exchange during the year. The resulting translation adjustments are accumulated in a separate component of stockholders' equity.

The Company follows Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 requires a Company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) includes the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation gains (losses) during 2005 and 2004 amounted to ($24,077) and ($53,355), respectively. Accordingly, comprehensive loss for the year ended December 31, 2005 and 2004 amounted to $7,197,555 and $2,962,308, respectively.

Fair value of financial instruments

The Company's cash, receivables, accounts payable, short-term debt, and bonds payable represent financial instruments whose carrying amounts reasonably approximate their fair value.

Accounting for stock options

The Company has elected to follow the Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and the related interpretations in accounting for its employee stock options. Under APB 25, because the exercise price of employee stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation has been recorded. The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition & Disclosure."

During the year ended December 31, 2005, the Company issued options to acquire 2,510,337 shares of Common Stock to certain employees and directors at an exercise price of $0.88. The fair value of option grants is estimated as of the date of grant using the Black- Scholes option-pricing model with the following assumptions for the grant made during the year ended December 31, 2005: Expected life of option five (5) years, volatility rate 100%, risk-free interest rate ranging between 6.25%-7.15%, and a zero percent (0%) dividend yield.

The following table illustrates the pro forma effect on net income (loss) if the Company had applied the fair value recognition provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition & Disclosure, An Amendment to FASB Statement No. 123," to stock-based employee compensation.

	2005	2004

Net loss attributable to common shareholders, as reported	$(7,824,967)	$(2,908,953)
Add: total stock-based employee compensation expense included in reported net loss	-	-

Deduct: stock-based compensation expense determined under the fair value method,
the fair value method, net of tax effect, for all employee awards	(69,090)	-

Pro forma net loss attributable to common shareholders	$(7,894,057)	$(2,908,953)

Loss per share
Basic-As reported	$(0.29)	$(0.12)
Basic-Pro Forma	$(0.29)	$(0.12)

Recent accounting pronouncements

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statement. SFAS No. 123(R) is effective for awards beginning January 1, 2006. Management expects the impact of the adoption of this accounting policy in 2006 to have effects similar to the pro forma disclosures noted above.

In May 2005, the FASB issued SFAS 154, “Accounting Changes and Error Corrections.” This pronouncement replaces APB Opinion 20 “Accounting Changes” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle and changes required by an accounting pronouncement when that pronouncement does not include specific transition provisions. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle. The prior pronouncement required that most voluntary changes in accounting principle be recognized by including in net income the cumulative effect of changing to the new accounting principle. The effect of this pronouncement is that future accounting changes, generally, will not have an effect on the current period income statement.

Note 2 - Income Taxes

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

The Company currently operates in the United States, while its Subsidiaries operate in the United Kingdom and South Korea. Operating loss carryforwards in the United States approximated $1,800,000 at December 31, 2005, and can be carried forward for 20 years. Operating loss carryforwards in the United Kingdom approximated $6,900,000 at December 31, 2005, and can be carried forward indefinitely, provided the Company (i) doesn't cease operations and (ii) doesn't change its business nature, while operating loss carryforwards in South Korea approximated $3,100,000 at December 31, 2005, and expire in the years 2007-2010. The Company has a deferred tax asset of approximately $3,500,000 and has recorded a full valuation allowance against the deferred tax asset resulting from these tax loss carry-forwards.

 Note 3 - Commitments

Operating Leases

The Company has two leases in Seoul, Korea for its pilot plant, as well as for its administrative and research office. The leases expire in July 2006 and March 2008. At December 31, 2005, the minimum future rental commitments under all non-cancelable operating leases with terms greater than one year, are as follows:

Year Ending December 31,
2006	$109,286
2007	$51,089
2008	$12,772
$173,148
Rent expense for the year ended December 31, 2005 and 2004 amounted to $100,421 and $43,840, respectively.

Employment contracts

The Corporation has entered into employment agreements with seven of its officers / employees for terms ranging between two and three years. Under the terms of the contracts these officers / employees are entitled to minimum compensation of approximately $1,300,000 in 2006 , $600,000 in 2007 and $200,000 in 2008. In addition, these agreements provide for bonuses and stock option based upon performance criteria as defined in the respective agreements.

Commitments to a third party

According to an agreement between iCurie Korea and Sae Han IT, on May 21, 2004, iCurie Korea is to provide 25 percent of gross margin to B.A.C. Network (BAC) from the micro cooling systems business for 3 years from the initial sales to include only LG Electronics, LGIBM, and others to which LG Electronics and LGIBM will supply the Company's products. Gross margin is determined based on the difference between suppliers' unit cost and selling price to purchaser. Through December 31, 2005, no qualifying sales have occurred.

Royalty Agreement

On May 18, 2005, iCurie UK entered into a Royalty Agreement with CHL Investment Partnership ("CHL") and Hansen Gray & Company, Inc. ("Hansen Gray"). The terms of the agreement call for a payment of 1.14% and 0.86% of revenue to CHL and Hansen Gray, respectively, once iCurie UK's revenue exceeds $25 million. The agreement is terminated once the aggregate payment to CHL and Hansen Gray totals $50 million. As of December 31, 2005, the Company has paid a Royalty Advance to Hansen Gray totaling $500,000.

CHL is an organization in which Dr. Jeong Hyun Lee (the Company's Chief Technology Officer and Director) holds an interest in. Hansen Gray is an entity affiliated through common management.

Registration Rights

The Company has entered into a registration rights agreement with the preferred series A share holders dated July 11, 2005 (see Note 4). Under the terms of the Registration Rights Agreement, if a registration statement is not filed within 60 days of July 11, 2005 or declared effective within 120 days of July 11, 2005 (each a "Non-registration Event"), then for each 30 day period during the pendancy of such a Non-Registration Event, the company is required to pay to the selling shareholders liquidated damages in an amount equal to one percent (1%) of the aggregated price such selling shareholders paid for the Company's series A Preferred stock (deemed to be $0.88 per share), which the company may pay in cash or additional shares of series A Preferred Stock (valued at $0.88 per share), at the company's option. The registration statement was filed on October 6, 2005 and the Company currently expects the registration statement to be declared effective in April 2006. The registration rights penalty has been recorded by management as its estimated fair market value on the date of the Preferred Stock Offering and is being revalued at each Balance Sheet date with any adjustments reflected in the Statement of Operations. At December 31, 2005, included in accrued expenses is approximately $900,000 which represents the fair market value of this liability based on management's estimated effective date of the SB-2 registration statement.

The Company has entered into a registration rights agreement with the preferred series B share holders dated December 16, 2005. Under the terms of the Registration Rights Agreement, the Company is required to file a Registration Statement covering the underlying Common Stock within six months after the Company's Registration Statement on Form SB-2 (SEC File No. 333-127193) is declared effective. The Company is required to maintain the effectiveness of the Initial Registration Statement through the first anniversary of the Closing Date and shall use its best efforts to maintain the effectiveness of the Initial Registration Statement through the second anniversary of the Closing Date. The Company believes it will be able to meet the requirements of the agreement and has not recorded any liability.

Note 4 - Stockholders' equity

Capital stock

At December 31, 2005, the Company had an authorized number of shares of 150,000,000 Common Shares and 100,000,000 of Preferred Shares, 30,000,000 of which has been designated as Preferred Series A Shares and 7,000,000 of which has been designated Preferred Series B Shares. The total issued and outstanding shares were 29,316,035 Common Shares, 20,995,239 Preferred Series A Shares, and 3,063,402 Preferred Series B Shares.

Share Exchange Agreement and Series A Offering

Effective as of July 8, 2005, Cedar Mountain Distributors, Inc. entered into a Share Exchange Agreement with the shareholders of iCurie Lab Holdings Limited, a UK Company, and certain additional parties. Immediately prior to the execution of the Share Exchange Agreement 3,050,001 shares of Cedar Mountain common stock were cancelled (the "Common Stock Cancellation") pursuant to agreements between Cedar Mountain and certain shareholders of Cedar Mountain (including the then sole officer and director of Cedar Mountain) for aggregate consideration of $214,000. After the Common Stock Cancellation, 1,350,023 shares of Cedar Mountain remained issued and outstanding. Upon the consummation of the transactions contemplated by the Share Exchange Agreement on July 8, 2005, (i) Cedar Mountain acquired all of the outstanding shares of  iCurie UK (resulting in iCurie UK becoming a wholly owned subsidiary of Cedar Mountain), (ii) Cedar Mountain issued 24,935,047 shares of common stock to the shareholders of iCurie UK and certain of their assigns, which represented 94.864% of the issued and outstanding shares of Cedar Mountain common stock, (iii) the sole director and executive officer of Cedar Mountain resigned, (iv) directors and officers associated with iCurie UK were appointed as directors and officers of Cedar Mountain, (v) Amended and Restated Articles of Incorporation of Cedar Mountain were approved and filed which, among other things, changed the name of Cedar Mountain to iCurie, Inc., and authorized 30,000,000 shares of Series A Preferred Stock; and (vi) the new directors approved and adopted Amended and Restated Bylaws of iCurie, Inc.

The Share Exchange between the shareholders of iCurie UK, a private company, with Cedar Mountain, a non-operating public shell with nominal assets, was accounted for as an equity transaction. The stock retained by the shareholders of Cedar Mountain has been adjusted to reflect the financing transaction with the proceeds equal to the net asset value of Cedar Mountain immediately prior to the acquisition and the equity of iCurie has been adjusted to reflect a recapitalization whereby the prior retained earnings of Cedar Mountain were eliminated. This resulted in an adjustment to common stock and additional paid in capital to arrive at the net asset value of Cedar Mountain of $34,844. This amount has been reflected in the statement of stockholder’s equity as the effects of the July recapitalization of iCurie. No goodwill or other intangible asset has been recorded in connection with the share exchange. The historical financial statements of Cedar Mountain (which has since changed its name to iCurie, Inc) has become the historical financial statements of iCurie UK.

Effective as of July 11, 2005, iCurie, Inc. issued 20,995,239 shares of Series A Preferred Stock, together with warrants exercisable for a total of 6,441,895 shares of iCurie, Inc. common stock at prices ranging from $0.88 - $1.32, to various parties in exchange for approximately $12.48 million in cash (at a cash price of $0.88 per share of Series A Preferred Stock) and the transfer of $4.6 million of previously issued promissory notes issued by various parties. Certain of the promissory notes carried beneficial conversion features and as a result, during the year ended December 31, 2005, the Company recorded additional interest expense of $192,959. (These transactions are collectively referred as the “Series A Offering”). The Series A Offering was effectuated pursuant to Subscription Agreements (in the case of cash sales) and a Preferred Stock Purchase Agreement (in the case of the issuance of Series A Preferred Stock for promissory notes) between iCurie, Inc. and the stock recipients, each effective as of July 11, 2005. In connection with the Series A Offering, iCurie, Inc. also entered into a Registration Rights Agreement dated as of July 11, 2005 with the Company's shareholders, Series A Shareholders, and certain additional parties (see note 3).

In addition to the warrants issued together with Series A Preferred Stock, 681,018 warrants for common stock and 1,364,528 warrants for preferred (Series A) stock were issued to placement agents.

Pursuant to the Share Exchange Agreement, the Company agreed to assume the obligations of iCurie UK under a Placement Agent Agreement between iCurie UK, Indigo Securities LLC and Axiom Capital Management Inc. (Indigo and Axiom are collectively referred to as the “Placement Agent”), pursuant to which the Placement Agent was compensated by the Company for its services in connection with the Share Exchange Agreement and the Series A Offering. In connection with the Share Exchange Agreement and Series A Offering, the Company also granted warrants exercisable for a total of 270,000 shares of iCurie, Inc. common stock to a party that identified Cedar Mountain as a potential participant in the share exchange.

In connection with the Share Exchange Closing and Series A Offering, (i) certain executive officers entered into employment agreements, (ii) iCurie, Inc. advanced a major shareholder $500,000 (see Note 3) payable under a pre-existing revenue sharing agreement and entered into certain related transactions with such shareholder, (iii) iCurie, Inc. cancelled a $1.1 million promissory note made by an executive officer in exchange for 1.25 million shares of common stock of the Company owned by such officer, (iv) an option for 440,000 shares of the Company's common stock held by an executive officer was cancelled in exchange for a warrant to purchase 1,097,142 shares of iCurie, Inc. common stock, (v) iCurie, Inc. executive officers were paid certain accrued but previously unpaid salaries in cash and shares of iCurie, Inc. common stock and (vi) an executive officer agreed to indemnify iCurie, Inc. against certain liabilities.

Terms of Series A Preferred

In the event of any sale or dissolution of the Company, the holders of the Series A Preferred shall be entitled to receive in preference to the holders of the Series B and Common Stock a per share amount equal to $0.88 plus any accrued, unpaid dividends. The holders of the Series A Preferred have the right to convert the Series A Preferred at any time into shares of Common Stock at an initial conversion rate of 1:1, as defined. At the option of the Company, if certain criteria as defined in the agreement are met, the Series A Preferred can be converted into Common Stock. The conversion price of the Series A Preferred and the exercise price of the Warrants are subject to a weighted average antidilution adjustment. The Series A Preferred vote together with the Common Stock and not as a separate class. Each share of Series A Preferred has a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such share of Series A Preferred. So long as 50% or more of the Series A Preferred Stock remains outstanding, the holders of the Series A Preferred Stock are entitled to elect two directors of the Company, and so long as 25% or more of the Series A Preferred Stock remain outstanding, the holders of the Series A Preferred Stock are entitled to elect one director of the Company. The directors elected by the Series A Preferred Stock and the holders of the Series A Preferred Stock each have approval rights over specified corporate actions. Subject to certain exceptions, in the event the Company proposes to offer or sell any new securities, the Company shall first make an offering of such new securities to each holder of Series A Preferred Stock.

The holders of Series A Preferred Stock are entitled to receive cumulative, compounding dividends at a rate of eight percent (8%) per annum as, when and if declared by the Board of Directors of the Company. The dividends may be paid in cash or shares of Series A Preferred Stock (valued at original issue price) at the sole discretion of the Company. Holders of Series A Preferred Stock also receive on an as-converted basis any distributions paid on the common stock. No dividends may be paid on common stock unless all unpaid cumulative dividends on the Series A Preferred Stock are paid. As of December 31, 2005, accumulated, undeclared dividends on the Series A Preferred Shares totaled $651,489.

The Company has evaluated the beneficial conversion feature and warrants related to the Series A issuance and has determined the fair market value related to these items to be immaterial. Accordingly, 100% of the proceeds has been allocated to the Series A Preferred Stock.

 Series B Offering

On December 16, 2005 , iCurie, Inc. issued 3,063,402 shares of its Series B Preferred Stock, $0.001 par value per share (the “Series B Preferred”), to certain individuals and entities (the “Series B Holders”), together with warrants to purchase approximately 1,531,700 shares of the Company’s common stock (50% at $1.50 and 50% at $3.00), for an aggregate of $3,063,402 in cash. The sale of Series B Preferred and Warrants (the “Series B Offering”) was effected pursuant to Subscription Agreements between the Company and the Series B Holders, each effective as of December 16, 2005. In connection with the Series B Offering, the Company entered into a Registration Rights Agreement dated as of December 16, 2005 with the Series B Holders and the Placement Agents (see Note 3).

In connection with the Series B Offering, certain placement agents received (i) a cash fee of approximately $216,340, (ii) warrants to purchase 210,000 shares of Series B Preferred at $1.50, and (iii) warrants to purchase 6,340 shares of Common Stock at $1.50.

Terms of Series B Preferred

Subject and subordinate to the liquidation rights of the Company’s Series A Preferred Stock, in the event of any sale or dissolution of the Company, the holders of the Series B Preferred shall be entitled to receive in preference to the holders of the Common Stock a per share amount equal to $1.00. The holders of the Series B Preferred have the right to convert the Series B Preferred at any time into shares of Common Stock at an initial conversion rate of 1:1, as defined. At the option of the Company, if certain criteria as defined in the agreement are met, the Series B Preferred can be converted into Common Stock. The conversion price of the Series B Preferred and the exercise price of the Warrants are subject to a weighted average antidilution adjustment. The Series B Preferred vote together with the Common Stock and not as a separate class. Each share of Series B Preferred has a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such share of Series B Preferred. The Series B Preferred does not carry any dividend.

The Company has evaluated the beneficial conversion feature, registration rights, and warrants related to the Series B issuance and has determined the fair market value related to these items to be immaterial. Accordingly, 100% of the proceeds has been allocated to the Series B Preferred Stock.

Stock Compensation

During the year ended December 31, 2005, the Company issued approximately 4.28 million shares of its common stock to employees and others. These shares issuances were valued between $0.07-$0.50 based upon management's estimate of the fair value of the common stock on the date of issuance. These stocks grants have certain vesting provisions through June 2007. At December 31, 2005, 2,810,457 shares have vested and a charge to compensation expense of $228,851 and $0 was recorded during the year ended December 31, 2005 and 2004, respectively. The remaining unvested shares totaling $114,660 have been recorded as unearned compensation as of December 31, 2005.

Stock Options

During 2005, the Company granted options to employees and directors to purchase an aggregate of 2,510,337 shares of common stock at an exercise price of $0.88 per share. The options vest over 10 years. The options granted had an intrinsic value of $0 since the exercise price was equal to or exceeded the fair value of the underlying common stock on the day of the grants. Information about all employee options outstanding is as follows:

For the years ended December 31,	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	0	$-	0	$-
Outstanding at end of year	2,510,337	$0.88	0	$-

A summary of employee options outstanding and employee options exercisable under the Company's plan is set forth below:

	Outstanding			Exercisable
Weighted Average
Exercise	# of Options	Remaining Contractual	Weighted Average	# of Options	Weighted Average
Price	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$0.88	2,510,337	10 years	$0.88	649,613	$0.88

During 2005, the Company issued 25,000 shares to an external consultant. The fair market value of these options were determined using the Black-Scholes method and were deemed immaterial.

Warrants to Purchase Common Stock

During 2005, the Company issued various warrants to preferred shareholders and the placement agents in connection with the Series A and B Offerings. A summary of these warrants are as follows:

Exercise	# of Warrants	# of Warrants	Expiration
Price	Outstanding	Exercisable	Date

$ 0.88	1,874,178	1,874,178	July 2010
$ 1.09	1,097,142	1,097,142	July 2010
$ 1.10	2,759,357	2,759,357	July 2010
$ 1.32	2,759,357	2,759,357	July 2010
$ 1.50	772,190	772,190	December 2010
$ 3.00	765,850	765,850	December 2010

Warrants to Purchase Preferred Stock

During 2005, the Company issued various warrants to placement agents in connection with the Series A and B Offerings. A summary of these warrants are as follows:

Exercise	# of Warrants	# of Warrants	Expiration
Price	Outstanding	Exercisable	Date
$ 0.88	1,364,528	1,364,528	July 2010
$ 1.50	210,000	210,000	December 2010

Note 5 - Short-term borrowing

Short-term borrowing at December 31, 2005 consists of a bank loan payable with interest at 5.92% per annum with an outstanding balance of $231,683 (Won 234,000,000).

Note 6 - Bond payable

The bond payable (Won 300 million) at December 31, 2005, was issued to Asia Vital Components in December 2002 and matures in December 2007. The bond carries no interest and has been discounted using a 7% interest rate. At December 31, 2004 and December 31, 2005, the unamortized bond discount amounted to $53,099 and $37,160, respectively.

The bond payable at December 31, 2005 is summarized as follows:
Face Amount	$297,045
Less: Discount	(86,470)
Plus: Amortization of discount	49,310

Carrying value	$259,885

Under the original terms, the bond was convertible into 6,667 shares (an approximate 2% ownership) of common stock in the Subsidiary (iCurie Korea); however, Asia Vital Components has waived its right to convert the bond into common stock.