Form 10QSB
period 2006-03-31
iCURIE, INC.
filed 2006-05-10
CIK 1144255

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(x)	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 2006

( )	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 333-64840

iCURIE, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	91-2015441
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1395 Brickell Avenue, Suite 800
Miami, Florida 33131
(Address of Principal Executive Offices)

(305) 529-6290
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class ------- Common Stock	Outstanding as of May 9, 2006 ------------------------------------------ 29,689,022

Transitional Small Business Disclosure Format: Yes  ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

iCurie, Inc. and Subsidiaries
Consolidated Balance Sheet
as of March 31, 2006
Unaudited (US Dollars)

Assets
Current Assets
Cash and cash equivalents	$4,531,779
Short Term Financial Instrument	10,294
Receivable	8,842
Inventory	38,485
Advance payments	151,727
Prepaid expenses	19,500
Other	18,712
Total current assets	4,779,339

Guarantee deposits	176,703
Investment (note 1)	110,670

Furniture and equipment, net (note 1)	631,040
Royalty Advance (note 3)	500,000

Total assets	$6,197,752

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$387,899
Short-term borrowings (note 5)	242,279
Accrued expenses
Registration Rights (note 3)	923,790
Payroll and Related	210,803
Other	130,775
Other	8,468
Total current liabilities	1,904,014

Bond payable (note 6)	274,906

Total liabilities	2,178,920

Stockholders' equity (note 4)
Preferred Stock, Series A; $.001 par value; 30,000,000 shares authorized; 20,995,239 issued & outstanding	20,995
Preferred Stock, Series B; $.001 par value; 7,000,000 shares authorized; 3,063,402 issued & outstanding	3,063
Common stock; $.001 par value; 150,000,000 shares authorized; 29,609,022 issued & outstanding	29,610
Common stock Subscribed	138
Additional paid-in-capital	19,114,343
Other comprehensive loss	(85,949)
Accumulated (deficit)	(15,063,368)
Total stockholders' equity	4,018,832

Total liabilities and stockholders' equity	$6,197,752

See notes to consolidated financial statements.

iCurie, Inc. and Subsidiaries
Consolidated Statements of Operations
For the three months ended March 31, 2006 and 2005
Unaudited (US Dollars)

	Three Months Ended
	March 31,
	2006	2005

Revenue	$2,566	$-

Costs and expenses
Cost of Sales	98,980	-
Selling and Administrative expenses	1,302,035	1,086,702
Depreciation	5,618	10,318
Amortization of deferred financing cost (note 1)	-	41,013
Miscellaneous	4,602	39,831
Total costs and expenses	1,411,235	1,177,864

Operating (loss)	(1,408,669)	(1,177,864)

Other income (expenses)
Net Loss on Disposal of furniture and equipment	(45,900)	-
Interest and other income	43,387	634
Interest expense (notes 5 and 6)	(10,598)	(32,851)

Total other income (expenses)	(13,111)	(32,217)

Net (loss)	$(1,421,780)	$(1,210,081)

Dividend on Series A Preferred Stock (Note 4)	$(336,977)	$-

Net Loss Attributable to Common Shareholders	$(1,758,757)	$(1,210,081)

Net Loss per Share:
Basic and Diluted	$(0.06)	$(0.05)
Weighted Average Shares Outstanding
Basic and Diluted	29,521,258	24,935,047

See notes to consolidated financial statements

iCurie, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the Three Months Ended March 31, 2006 and 2005
(US Dollars)

	2006	2005
Cash flows from operating activities:
Net (loss)	$(1,421,780)	$(1,210,081)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities:
Depreciation	5,618	10,318
Amortization	-	41,013
Beneficial conversion feature on long-term debt	-	33,329
Stock Based Compensation	67,330	-
Loss on Disposal of Furniture and Equipment	45,900	-
Imputed interest	(6,654)	(4,773)
Changes to certain other accounts:		-
Receivable	86,727	(123,102)
Inventory	(38,485)	-
Advance payments	(26,782)	7,777
Prepaid expenses	19,500	(1,102)
Accounts payable	(67,153)	(113,285)
Accrued expenses	(20,112)	145,774
Other	(41,204)	84,623
Net cash (used) by operating activities	(1,397,095)	(1,129,509)

Cash flows from investing activities:
Short-term loan	-	(1,357)
Deposits	(49,327)	-
Acquisition of short-term financial instrument	(10,294)	(375)
Guarantee deposits	-	(953)
Other	-	4,063
Purchase of furniture and equipment	(47,087)	(69,545)
Net cash (used) by investing activities	(106,708)	(68,167)

Cash flows from financing activities:
Short-term borrowings	10,596	261,798
Long-term borrowings	15,020	508,759
Deferred financing fees	-	(50,000)
Issuance of common stock	-	197,732
Repurchase of common stock	-	(192,959)
Repayment of convertible bond	-	5,623
Net cash provided by financing activities	25,616	730,953

Net (decrease) in cash and cash equivalents	(1,478,187)	(466,723)

Cash and cash equivalents - beginning of year	6,009,966	1,019,044

Cash and cash equivalents - end of year	$4,531,779	$552,321

Supplemental cash flow disclosure
Noncash financing activity

During 2006 the Company recorded stock compensation
arrangements for certain employees and directors	$67,330	$-

See notes to consolidated financial statements

iCurie, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2006

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

iCurie, Inc.'s subsidiaries consist of (i) iCurie Lab Holdings Limited ('iCurie UK"), a United Kingdom Company and (ii) iCurie Lab, Inc. ("iCurie Korea"), a Korean Company. In consolidation, all significant intercompany balances and transactions have been eliminated.

Financial reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Significant estimates required to be made by management include the valuation of 1) investments, 2) equity securities issued, and 3) registration rights.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company and its Subsidiaries have recently commenced limited revenue producing operations and have sustained accumulated losses since inception of approximately $15 million. The Company and its Subsidiaries have funded operations through equity and debt financing since inception. All these factors raise substantial doubt over the Company's ability to continue as a going concern.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments,including time deposits, which are readily convertible into known amounts of cash and have an original maturity of three months or less. The Company and its Subsidiary's cash and cash equivalents are maintained in banks and financial institutions in the United States, United Kingdom and South Korea, and they have not experienced any losses on their cash balances.

Investment

iCurie UK owns 527,000 shares of an entity affiliated through commom management.  These shares have been valued at $110,670 which is management's estimate of its fair market value as of fair market value as of March 31, 2006.

Revenue recognition

The Company's policy is to record revenue as earned when the following attributes are met.

- Persuasive evidence of a sale arrangement exists.
- Delivery has occurred to the customers.
- The sales price to the customer is fixed or determinable.
- Collection is reasonably assured.

Deferred costs

In connection with obtaining debt and equity financing, iCurie UK incurred placement agent fees from a third party equal to 10% of the amount financed.  Deferred financing costs incurred in connection with long-term financing amounted to $329,406 and were being amortized on a straight-line basis over the stated term of the loans. The long-term debt financing arrangement has been converted to preferred stock and, therefore, the Company has no additional financing fees related to this transaction. Amortization expense for the three months ended March 31, 2006 and 2005 amounted to $0 and $41,013, respectively.

Furniture and equipment

Furniture and equipment at March 31, 2006 are summarized as follows:

Vehicles	$51,849
Machinery	549,156
Furniture and fixtures	216,896
817,901
Accumulated depreciation	(186,861)
$631,040

Furniture and equipment are stated at cost. Major renewals and betterments, whichprolong the useful life or enhance the value of assets, are capitalized. Depreciation is computed using the straight-line method over the estimated life of five years for machinery and equipment, furniture and fixtures, and vehicles. Depreciation expense for the three months ended March 31, 2006 and 2005 amounted to $5,618 and $10,318, respectively.

Net Loss per Share

Basic Loss per share is computed by dividing net loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares plus the dilutive effect of convertible preferred shares and outstanding options and warrants.

Approximately 21 million and 3 million shares to be issued upon conversion of Series A and Series B, respectively, Preferred Shares were excluded from the calculation of diluted earnings per share for the period ended March 31, 2006, respectively, because they were anti-dilutive. The weighted average shares outstanding used in the comparative 2005 periods is based upon the shares issued by the Company to effect the July 2005 reverse acquisition.

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

Research and development costs

Research and development costs are expensed as incurred and amounted to $133,844 and $242,456 for the three months ended March 31, 2006 and 2005, respectively.

Foreign currency translation

The reporting and functional currency of iCurie US and UK is the U.S. Dollar, while the functional currency of iCurie Korea is the Korean Won.

The assets and liabilities of iCurie Korea have been translated into U.S. Dollars at the prevailing period-end rate of exchange, while the related income and expense items were translated at the average rate of exchange during the period. The resulting translation adjustments are accumulated in a separate component of stockholders' equity.

The Company follows Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 requires a Company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) includes the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation gains (losses) during the first three months of 2006 and 2005 amounted to ($8,517) and ($9,299), respectively. Accordingly, comprehensive loss for the three months ended March 31, 2006 and 2005 amounted to $1,430,297 and $1,219,380, respectively.

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
$173,148

Employment contracts

The Corporation has entered into employment agreements with 26 of its officers / employees for terms ranging between two and three years. Under the terms of the contracts these officers / employees are entitled to compensation, bonuses and stock options based upon performance as defined in the respective agreements.

Commitments to a third party

According to an agreement between iCurie Korea and Sae Han IT, on May 21, 2004,  iCurie Korea is to provide 25 percent of gross margin to B.A.C. Network (BAC) from the micro cooling systems business for 3 years from the initial sales to include only LG Electronics, LGIBM, and others to which LG Electronics and LGIBM will supply the Company's products. Gross margin is determined based on the difference between suppliers' unit cost and selling price to purchaser.  Through March 31, 2006, no qualifying sales have occurred.

Royalty Agreement

On May 18, 2005, iCurie UK entered into a Royalty Agreement with CHL Investment Partnership ("CHL") and Hansen Gray & Company, Inc. ("Hansen Gray"). The terms of the agreement call for a payment of 1.14% and 0.86% of revenue to CHL and Hansen Gray, respectively, once iCurie UK's revenue exceeds $25 million. The agreement is terminated once the aggregate payment to CHL and Hansen Gray totals $50 million. During 2005, the Company paid a Royalty Advance to Hansen Gray totaling $500,000.

CHL is an organization in which Dr. Jeong Hyun Lee (the Company's Chief Technology Officer and Director) holds an interest in. Hansen Gray is an entity affiliated through common management.

Registration Rights

The Company has entered into a registration rights agreement with the preferred series A share holders dated July 11, 2005. Under the terms of the Registration Rights Agreement, if a registration statement is not filed within 60 days of July 11, 2005 or declared effective within 120 days of July 11, 2005 (each a "Non-registration Event"), then for each 30 day period during the pendancy of such a Non-Registration Event, the company is required to pay to the selling shareholders liquidated damages in an amount equal to one percent (1%) of the aggregated price such selling shareholders paid for the Company's series A Preferred stock (deemed to be $0.88 per share), which the company may pay in cash or additional shares of series A Preferred Stock (valued at $0.88 per share), at the company's option.

The registration statement was filed on October 6, 2005 and was declared effective on April 17, 2006. The registration rights penalty has been recorded by management as its estimated fair market value on the date of the Preferred Stock Offering and is being revalued at each Balance Sheet date with any adjustments reflected in the Statement of Operations. At March 31, 2006, included in accrued expenses is approximately $900,000 which represents the fair market value of this liability.

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

Note 4 - Stockholders' equity

Capital stock

At March 31, 2006, the Company had an authorized number of shares of 150,000,000 Common Shares and 100,000,000 of Preferred Shares, 30,000,000 of which has been designated as Preferred Series A Shares and 7,000,000 of which has been designated Preferred Series B Shares. The total issued and outstanding shares were 29,609,022 Common Shares, 20,995,239 Preferred Series A Shares, and 3,063,402 Preferred Series B Shares.

The Company issued Preferred Series A and Series B Shares during 2005. No additional Preferred Series shares have been issued during the period ended March 31, 2006.

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

The holders of Series A Preferred Stock are entitled to receive cumulative, compounding dividends at a rate of eight percent (8%) per annum as, when and if declared by the Board of Directors of the Company. The dividends may be paid in cash or shares of Series A Preferred Stock (valued at original issue price) at the sole discretion of the Company. Holders of Series A Preferred Stock also receive on an as-converted basis any distributions paid on the common stock. No dividends may be paid on common stock unless all unpaid cumulative dividends on the Series A Preferred Stock are paid. As of March 31, 2006, accumulated, undeclared dividends on the Series A Preferred Shares totaled $988,466.

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

Stock Compensation

Through March 31, 2006, the Company has issued approximately 4.7 million of its common stock to employees and others. These shares issuances were valued between $0.07-0.50 based upon management's estimate of the fair value of the common stock on the date of issuance. These stocks grants have certain vesting provisions through June 2007. For the period ended March 31, 2006, 456,377 shares have vested and a charge to compensation expense of $57,747 was recorded. The remaining unvested shares totaling $101,210 will be expensed over the remaining vesting term.

Employee Stock Options

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the three months ended March 31, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plans during the first three months of fiscal year 2006 and the unvested portion of previous stock option grants which vested during the first three months of fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $9,583 for the three months ended March 31, 2006.

Stock options issued under the Company’s Long-term Incentive Plans are granted with an exercise price equal or greater than the market price of the Company’s stock at the date of grant and expire ten years from the date of grant. These options generally vest over a two- or three-year period. During the quarter ended March 31, 2006, the Company issued 156,000 options to purchase common stock valued at $54,132 which vests over a 2 year period. During March 31, 2006, the Company recorded compensation expense of $1,388 related to this issuance.

Prior to the first quarter of fiscal year 2006, the Company accounted for its stock-based employee compensation arrangements in accordance with the provisions and related interpretations of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” No shares were issued or vested during the three months ended March 31, 2005 and therfore, no compensation cost for stock-based compensation has been disclosed for the period.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. The Company uses historical data to estimate the expected price volatility, the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. Given its limited trading history, the Company used volatility from companies in the same industry. The Company estimated the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended March 31, 2006 using the Black-Scholes option-pricing model:

Risk free interest rate	5.73%
Expected Term (years)	5
Expected volatility	100.00%
Dividend Yield	0.00%

A summary of the option activity for the three months ended March 31, 2006 is as follows:

		Weighted Average
	Shares	Exercise Price

Options Outstanding at January 1, 2006	2,510,337	$0.880
Granted	156,000	$1.000
Options Outstanding at March 31, 2006	2,666,337	$0.89

Warrants to Purchase Common Stock

A summary of the issued and outstanding warrants at March 31, 2006 are summarized as follows:

	Amount	Issue Date	Exercise Price	Expiration Date

Warrants to purchase Common Stock	10,028,078	July 2005-Dec 2005	$0.88 to $3.00	2010
Warrants to purchase Preferred Stock	1,574,528	July 2005-Dec 2005	$0.88-$1.50	2010

Note 5 - Short-term borrowing

Short-term borrowing at March 31, 2006 consists of a bank loan payable with interest at 5.92% per annum with an outstanding balance of $242,279 (Won 234,000,000).

Note 6 - Bond payable

The bond payable (Won 300 million) at March 31, 2006, was issued to Asia Vital Components in December 2002 and matures in December 2007. The bond carries no interest and has been discounted using a 7% interest rate. At March 31, 2005 the unamortized bond discount amounted to $33,942, respectively.

The bond payable at December 31, 2005 is summarized as follows:

Face Amount	$308,848
Less: Discount	(89,905)
Plus: Amortization of discount	55,963

Carrying value	$274,906

Under the original terms, the bond was convertible into 6,667 shares (an approximate 2% ownership) of common stock in the Subsidiary (iCurie Korea); however, Asia Vital Components has waived its right to convert the bond into common stock.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Management believes the following discussion is relevant to an assessment and understanding of the plan of operation of iCurie, Inc. and its subsidiaries (collectively “we” or the “Company”) as of March 31, 2006. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Form 10-QSB.  iCurie, Inc. is operating under the brand name Celsia Technologies.

Plan of Operation

Our operations include research, development, sales and marketing of our own patented technology portfolio as well as operating our pilot plant. We believe our technology is ready for commercialization and we are currently involved with potential customers in several projects designed to commercially produce and sell our products. Furthermore, technology companies face challenges as they develop and manufacture new and more powerful components and products, which generate heat and require a solution to dissipate the heat. We believe that the heat emission problem has accelerated and is now seriously threatening the development of new heat generating products in several industries. Our cooling solutions should therefore enable companies to develop new products with higher performance, increased efficiency and with smaller size. We want to become a world leader in developing and commercializing this next generation of cooling solutions for the PC, LED-lighting, and the flat panel display industries. Management has decided to focus the main part of our resources on the Nano Spreader Technology™ (NST). This technology path is meant to be a more economical and faster way to commercialize our products compared to our MCS technology. Our technology is described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

There can be no assurance that we will be able to commercialize our product portfolio without having to raise additional money over the next twelve months. If the company decides and that it is necessary to raise additional capital in order to accelerate the growth of the business, there can be no assurance that we will be able to successfully raise such capital if needed. The company is working with tight cost controls in order to manage its commercialization process. A majority of our expenses in the quarters ended March 31 2006 and 2005 were from selling, general and administrative expenses, which include research and development costs. The selling, general and administrative expenses as of March 31, 2006 were approximately $1.3 million compared to approximately $1.1 million for the same period last year. This is mainly attributable to increased personnel costs.

We expect our research and development activities to continue to be focused on product projects undertaken in conjunction with potential customers relating to the use and/or modification of our product for use by such customers.

We expect our capital expenditures over the next twelve months to be focused on complementing our pilot plant with specific volume related equipment and on specific research and development related test equipment. All such expenditures will be generated in Seoul, South Korea, where our research and development headquarters are located. All investments will be driven by commercialization opportunities.

We believe we are sufficiently staffed to execute our 2006 business plan. Planned new employees are strictly replacement hirings. However, if opportunities arise with what we believe significant upsides with reasonable risks, we are prepared to reevaluate and change our plans.

During the quarter ended March 31, 2006, we continued to make progress towards building the Company and commercializing our technology. We have received product test results, which led to certain related test product orders, and also continued discussions and price negotiations with potential customers and strategic partners.

Liquidity of the Company

Our main sources of liquidity are the approximate $10.0 million in net cash proceeds generated from our 2005 Series A Preferred Stock offering as well as the $2.8 million in net proceeds from our Series B offering in 2005. The cash outflows for the first quarter has been approximately $500,000 per month, which was consistent with our plans. Our main use of cash during the first quarter has been related to product development and general and administrative expenses. Prior to the Series A Preferred Stock issuance in July 2005, the Company had limited liquidity and approximately $2.5 million in convertible debt.

Based on our current operating plan, we anticipate using our cash mainly to continue our efforts to commercialize our cooling solutions. The main cash uses will be for sales and marketing, general and administrative, and research and development expenses. Investments will be focused on product development and manufacturing. All investments will be driven by commercialization opportunities. The total cash need for the next twelve months is estimated to approximately $6.9 million, starting at April 1, 2006. The main portion of the cash need is for operating expenses and a smaller portion is for investments in manufacturing and R&D. The company also plans to redeem a short-term loan of 234,000,000 Won (approximately $242,279). We expect to fund these activities out of our current cash reserve of approximately $4.5 million as of March 31, 2006 and through cash generated from operations, which is expected to occur in the fourth quarter of 2006.

The ratio between current assets and current liabilities at March 31, 2006 was approximately 2.5. However, a significant portion of current liabilities relates to penalties payable pursuant to the Registration Rights Agreement with the Series A Preferred Stock holders which will have no cash impact as the Company is planning to settle such penalties by issuing additional shares of Series A Preferred Stock as permitted under the Registration Rights Agreement.

In the event the Company is not able to commercialize its products in anticipated volumes during the next twelve months, and is unable to contain expenses without adversely affecting operations, the Company will require additional capital in order to continue its operations. There can be no assurance that we will be able to obtain the necessary funds in a timely manner or the terms on which such funds may be obtained. Since inception, we have not generated material revenue from operations and there can be no assurance that we will generate revenue in the future. We may also determine to raise additional capital if such capital can be raised on terms which we deem appropriate.

Significant Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements. Although these statements are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. Significant estimates required to be made by management include the valuation of 1) investments, 2) equity securities issued, and 3) registration rights penalties.

Recent accounting pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No.123(R), "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statement. SFAS No. 123(R) is effective for awards beginning January 1, 2006. The company is required to record all stock based compensation at their fair values upon adoption of this policy in 2006.

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

Item 3.  Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of Mach 31, 2006 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There were no changes made in our internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f), during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their last evaluation.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, the Company issued 292,987 shares of common stock to certain employees, which issuances were not registered under the Securities Act of 1933, as amended (the “Securities Act”). The issuances of such securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereof. We made this determination in part based on the representations of the recipients of such securities which included, in pertinent part, that such parties were either (i) not “U.S. Persons” as defined in Regulation S of the Securities Act or (ii) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act.

Item 6.  Exhibits.

3(i).1
Amended and Restated Articles of Incorporation of iCurie, Inc. (incorporated by reference to Exhibit 3(i).1 to iCurie, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005).

3(i).2
Certificate of Designation to Amended and Restated Articles of Incorporation of iCurie, Inc. (incorporated by reference to Exhibit 3(i).2 to iCurie, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

3(ii).1	Amended and Restated Bylaws of iCurie, Inc. (Incorporated by reference to Exhibit 3(ii).1 to iCurie, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005).

4.1*	Form of Warrant issued to Placement Agents (for common stock, Series A Preferred Stock and Series B Preferred Stock).

4.2*	Form of $0.88 Warrants issued to purchasers of Series A Preferred Stock.

4.3*	Form of $1.10 and $1.32 Warrants issued to purchasers of Series A Preferred Stock and $1.50 and $3.00 warrants issued to purchasers of Series B Preferred Stock.

4.4*	Warrant dated July 11, 2005 between iCurie, Inc. and Dr. Jeong Hyun Lee, Ph.D.

4.5*	iCurie, Inc. 2005 Stock Incentive Plan.

4.6*	Form of Option Grant under iCurie, Inc. 2005 Stock Incentive Plan.

4.7*	Form of Restricted Stock Grant under iCurie, Inc. 2005 Stock Option Incentive Plan.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Included as an exhibit to iCurie, Inc.’s Registration Statement on Form SB-2, SEC File No. 333-128856, and incorporated herein by reference.

+ Represents a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

iCURIE, INC. (Registrant)

Date: May 10, 2006	By:	/s/Hakan Wretsell
Hakan Wretsell
Chief Executive Officer

By:	/s/Michael Karpheden
Michael Karpheden
Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002