Form 10QSB
period 2006-06-30
iCURIE, INC.
filed 2006-08-02
CIK 1144255

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2006

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 2, 2006

Common Stock	29,994,295

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

iCurie, Inc. and Subsidiaries
Consolidated Balance Sheet
as of June 30, 2006
Unaudited (US Dollars)

Assets
Current Assets
Cash and cash equivalents	$2,925,382
Short Term Financial Instrument	10,543
Receivable	30,604
Inventory	34,906
Advance payments	145,224
Other	18,939
Total current assets	3,165,598

Guarantee deposits	128,255
Investment (note 1)	—

Furniture and equipment, net (note 1)	664,750
Royalty Advance (note 3)	500,000

Total assets	$4,458,603

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$346,869
Accrued expenses
Registration Rights (note 3)	923,790
Payroll and Related	120,635
Other	146,064
Other	27,051
Total current liabilities	1,564,409

Accrual for Employee Retirement Benefits (note 3)	165,607
Bond payable (note 5)	286,382

Total liabilities	2,016,398

Stockholders' equity (note 4)
Preferred Stock, Series A; $.001 par value; 30,000,000 shares authorized; 20,697,437 issued & outstanding	20,697
Preferred Stock, Series B; $.001 par value; 7,000,000 shares authorized; 3,063,402 issued & outstanding	3,063
Common stock; $.001 par value; 150,000,000 shares authorized; 29,994,295 issued & outstanding	29,996
Common stock Subscribed	109
Additional paid-in-capital	19,193,924
Other comprehensive loss	(91,242)
Accumulated (deficit)	(16,714,342)
Total stockholders' equity	2,442,205

Total liabilities and stockholders' equity	$4,458,603

See notes to consolidated financial statements

iCurie, Inc. and Subsidiaries
Consolidated Statements of Operations
Unaudited (US Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenue	$19,994	$—	$22,560	$—

Costs and expenses
Cost of Sales	185,274	—	284,254	—
Selling and Administrative expenses	1,383,128	1,182,026	2,685,163	2,268,728
Depreciation	6,539	10,707	12,157	21,025
Amortization of deferred financing cost (note 1)	—	54,903	—	95,916
Miscellaneous	(1,902)	(29,038)	2,700	10,793
Total costs and expenses	1,573,039	1,218,598	2,984,274	2,396,462

Operating (loss)	(1,553,045)	(1,218,598)	(2,961,714)	(2,396,462)

Other income (expenses)
Net Loss on Disposal of furniture and equipment	—	—	(45,900)	—
Loss on Investment	(110,670)		(110,670)
Interest and other income	29,304	16,096	72,691	16,730
Interest expense (notes 5 and 6)	(16,563)	(211,553)	(27,161)	(244,404)

Total other income (expenses)	(97,929)	(195,457)	(111,040)	(227,674)

Net (loss)	$(1,650,974)	$(1,414,055)	$(3,072,754)	$(2,624,136)

Dividend on Series A Preferred Stock (Note 4)	$(340,721)	$—	$(677,698)	$—

Net Loss Attributable to Common Shareholders	$(1,991,695)	$(1,414,055)	$(3,750,452)	$(2,624,136)

Net Loss per Share:
Basic and Diluted	$(0.07)	$(0.06)	$(0.13)	$(0.11)
Weighted Average Shares Outstanding
Basic and Diluted	29,761,545	24,935,047	29,640,109	24,935,047

See notes to consolidated financial statements

iCurie, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the Six Months Ended June 30, 2006 and 2005
(US Dollars)

	2006	2005
Cash flows from operating activities:
Net (loss)	$(3,072,754)	$(2,624,136)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	12,157	21,025
Amortization	—	95,916
Beneficial conversion feature on long-term debt	—	153,053
Loss on Investment	110,670
Stock Based Compensation	132,111	—
Loss on Disposal of Furniture and Equipment	45,901	—
Imputed interest, net	(12,844)	8,254
Changes to certain other accounts:		—
Receivable	64,695	57,608
Inventory	(34,906)	—
Advance payments	(20,279)	(7,468)
Prepaid expenses	39,000	(5,005)
Accounts payable	(108,183)	(50,676)
Accrued expenses	(80,132)	1,080,961
Accrual for Employee Retirement Benefits	165,607
Other	(42,707)	101,128
Net cash (used) by operating activities	(2,801,664)	(1,169,340)

Cash flows from investing activities:
Deposits	(879)	(29)
(Acquisition) redemption of short-term financial instrument	(10,543)	19,322
Purchase of furniture and equipment	(79,058)	(182,830)
Net cash provided (used) by investing activities	(90,480)	(163,537)

Cash flows from financing activities:
Short-term borrowings	(231,683)	232,172
Long-term borrowings	39,243	1,008,373
Deferred financing fees	—	(100,000)
Issuance of common stock	—	110,643
Offering Costs		(755,127)
Net cash (used) provided by financing activities	(192,440)	496,061

Net (decrease) in cash and cash equivalents	(3,084,584)	(836,816)

Cash and cash equivalents - beginning of period	6,009,966	1,019,044

Cash and cash equivalents - end of period	$2,925,382	$182,228

Supplemental cash flow disclosure
Noncash financing activity

During 2006 the Company recorded stock compensation
arrangements for certain employees and directors	$132,111	$—

During 2005 the Company recorded a beneficial conversion feature
on certain Long-term debt.		$192,959

See notes to consolidated financial statements

iCurie, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006

Note 1 - Summary of significant accounting policies

Organization

iCurie, Inc.’s (the “Company” or “iCurie”) operations consist of research, development, and commercialization of next-generation cooling solutions. The Company was founded in 2000 to address the emerging heat problem that now threatens the development of higher-performing microelectronic products. iCurie anticipates being the first Company to take this innovative thermal management technology from the laboratory to high volume manufacturing, and operate as both a licensor of the technology and a vertically integrated provider of customized applications.

The Company’s corporate headquarters is located in Miami, USA with subsidiaries in London, United Kingdom and Seoul, South Korea. Our Design and Manufacturing operations are based in Seoul. Our patented NanoSpreader™ is a completely new alternative to conventional cooling devices. By utilizing a nano scale environment, the laws of physics are manipulated enabling our cooling technology to be thinner, lighter and deliver significantly higher thermal conductivity (heat transfer capacity) versus conventional options such as Heat Pipes. And, we can supply our plate-shaped heat spreaders in virtually any shape that a design engineer requires. As a result, customers should be able to achieve improved product performance without trading off size, weight or cost considerations.

iCurie, Inc.’s subsidiaries consist of (i) Celsia Technologies UK Limited (“UK Subsidiary”), a United Kingdom Company formerly known as iCurie Lab Holdings Limited, and (ii) Celsia Technologies Korea, Inc. (“Korea Subsidiary”), a Korean Company formerly known as iCurie Lab, Inc. In consolidation, all significant intercompany balances and transactions have been eliminated. The Company is doing business under the brand name Celsia Technologies.

Financial reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company and its Subsidiaries have recently commenced limited revenue producing operations and have sustained accumulated losses since inception of approximately $16.7 million. The Company and its Subsidiaries have funded operations through equity and debt financing since inception. All these factors raise substantial doubt over the Company’s ability to continue as a going concern.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments, including time deposits, which are readily convertible into known amounts of cash and have an original maturity of three months or less. The Company and its Subsidiary’s cash and cash equivalents are maintained in banks and financial institutions in the United States, United Kingdom and South Korea, and they have not experienced any losses on their cash balances.

iCurie, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006

Investment

The UK Subsidiary owns 527,000 shares of an entity affiliated through common management. These shares have been fully reserved and carry a book value of $ 0 as of June 30, 2006.

Revenue recognition

The Company’s policy is to record revenue as earned when the following attributes are met.

-	Persuasive evidence of a sale arrangement exists.
-	Delivery has occurred to the customers.
-	The sales price to the customer is fixed or determinable.
-	Collection is reasonably assured.

Deferred costs

In connection with obtaining debt and equity financing, the UK subsidiary incurred placement agent fees from a third party equal to 10% of the amount financed. Deferred financing costs incurred in connection with long-term financing amounted to $329,406 and were being amortized on a straight-line basis over the stated term of the loans. The long-term debt financing arrangement has been converted to preferred stock and, therefore, the Company has no additional financing fees related to this transaction. Amortization expense for the six months ended June 30, 2006 and 2005 amounted to $0 and $95,916, respectively.

Furniture and equipment

Furniture and equipment at June 30, 2006 are summarized as follows:

Vehicles	$54,157
Machinery	562,519
Furniture and fixtures	281,470
898,146
Accumulated depreciation	(233,396)
$664,750

Furniture and equipment are stated at cost. Major renewals and betterments, which prolong the useful life or enhance the value of assets, are capitalized. Depreciation is computed using the straight-line method over the estimated life of five years for machinery and equipment, furniture and fixtures, and vehicles. Depreciation expense for the six months ended June 30, 2006 and 2005 amounted to $12,157 and $21,025, respectively.

Net Loss per Share

Basic Loss per share is computed by dividing net loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares plus the dilutive effect of convertible preferred shares and outstanding options and warrants. Approximately 21 million and 3 million shares to be issued upon conversion of Series A and Series B, respectively, Preferred Shares were excluded from the calculation of diluted earnings per share for the periods ended June 30, 2006 and 2005, respectively, because they were anti-dilutive. The weighted average shares outstanding used in the comparative 2005 periods is based upon the shares issued by the Company to effect the July 2005 reverse acquisition.

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

Research and development costs

Research and development costs are expensed as incurred and amounted to $455,852 and $464,832 for the six months ended June 30, 2006 and 2005, respectively.

iCurie, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
Foreign currency translation

The reporting and functional currency of the Company and its UK Subsidiary is the U.S. Dollar, while the functional currency of Korea Subsidiary is the Korean Won.

The assets and liabilities of the Korea Subsidiary have been translated into U.S. Dollars at the prevailing period-end rate of exchange, while the related income and expense items were translated at the average rate of exchange during the period. The resulting translation adjustments are accumulated in a separate component of stockholders' equity.

The Company follows Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 requires a Company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) includes the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation gains (losses) during the first six months of 2006 and 2005 amounted to ($13,810) and $4,619, respectively. Accordingly, comprehensive loss for the six months ended June 30, 2006 and 2005 amounted to $3,086,564 and $2,619,517, respectively.

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

Note 3 - Commitments

Operating Leases

The Company has two leases in Seoul, Korea for its pilot plant, as well as for its administrative and research office. One lease expires in March 2008 and the other renews on a quarterly basis. At December 31, 2005, the minimum future rental commitments under all non-cancelable operating leases with terms greater than one year, are as follows:

Year Ending December 31,
2006	$40,801
2007	$51,089
2008	$12,772
$104,662

iCurie, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006

Employment contracts

The Corporation has entered into employment agreements with 26 of its officers / employees for terms ranging between two and three years. Under the terms of the contracts these officers / employees are entitled to compensation, bonuses and stock options based upon performance as defined in the respective agreements.

Accrual for Employment Retirement Benefits

The Company has recorded a liability of $165,607 for the period ended June 30, 2006. The accrual is a result of a recent legal decision by the Korean Supreme Court which presents a potential liability to the Company. The Company believes it will not realize this liability within the current year, and it has therefore been recorded as a long term liability.

Commitments to a third party

According to an agreement between the Korea Subsidiary and Sae Han IT, on May 21, 2004, The Korea Subsidiary is to provide 25 percent of gross margin to B.A.C. Network (BAC) from the micro cooling systems business for 3 years from the initial sales to include only LG Electronics, LGIBM, and others to which LG Electronics and LGIBM will supply the Company's products. Gross margin is determined based on the difference between suppliers' unit cost and selling price to purchaser.  Through June 30, 2006, no qualifying sales have occurred.

Royalty Agreement

On May 18, 2005, the UK Subsidiary entered into a Royalty Agreement with CHL Investment Partnership ("CHL") and Hansen Gray & Company, Inc. ("Hansen Gray"). The terms of the agreement call for a payment of 1.14% and 0.86% of revenue to CHL and Hansen Gray, respectively, once the UK Subsidiary's revenue exceeds $25 million. The agreement is terminated once the aggregate payment to CHL and Hansen Gray totals $50 million. During 2005, the Company paid a Royalty Advance to Hansen Gray totaling $500,000.

CHL is an organization in which Dr. Jeong Hyun Lee (the Company's Chief Technology Officer and Director) holds an interest in. Hansen Gray is an entity affiliated through common management.

Registration Rights

The Company has entered into a registration rights agreement with the preferred series A share holders dated July 11, 2005. Under the terms of the Registration Rights Agreement, if a registration statement is not filed within 60 days of July 11, 2005 or declared effective within 120 days of July 11, 2005 (each a "Non-registration Event"), then for each 30 day period during the pendancy of such a Non-Registration Event, the company is required to pay to the selling shareholders liquidated damages in an amount equal to one percent (1%) of the aggregated price such selling shareholders paid for the Company's series A Preferred stock (deemed to be $0.88 per share), which the company may pay in cash or additional shares of series A Preferred Stock (valued at $0.88 per share), at the company's option. The registration statement was filed on October 6, 2005 and was declared effective on April 17, 2006. The registration rights penalty has been recorded by management at its estimated fair market value on the date of the Preferred Stock Offering and is being revalued at each Balance Sheet date with any adjustments reflected in the Statement of Operations. At June 30, 2006, included in accrued expenses is approximately $900,000 which represents the fair market value of this liability.

The Company has entered into a registration rights agreement with the preferred series B share holders dated December 16, 2005. Under the terms of the Registration Rights Agreement, the Company is required to file a Registration Statement covering the underlying Common Stock within six months after the Company's Registration Statement on Form SB-2 (SEC File No. 333-128856) is declared effective. The Company is required to maintain the effectiveness of the Initial Registration Statement through the first anniversary of the Closing Date and shall use its best efforts to maintain the effectiveness of the Initial Registration Statement through the second anniversary of the Closing Date. The Company believes it will be able to meet the requirements of the agreement and has not recorded any liability.

Note 4 - Stockholders' equity

Capital stock

At June 30, 2006, the Company had an authorized number of shares of 150,000,000 Common Shares and 100,000,000 of Preferred Shares, 30,000,000 of which has been designated as Preferred Series A Shares and 7,000,000 of which has been designated Preferred Series B Shares. The total issued and outstanding shares were 29,994,295 Common Shares, 20,697,437 Preferred Series A Shares, and 3,063,402 Preferred Series B Shares.

The Company issued Preferred Series A and Series B Shares during 2005. No additional Preferred Series shares have been issued during the period ended June 30, 2006. During the period ended June 30, 2006, 297,802 shares of Preferred Series A were converted to Common Shares at a rate of 1:1. As a result, the Company has issued 20,154 shares of Common Stock for accrued dividends to the Series A shareholders upon conversion.

iCurie, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006
Terms of Series A Preferred

In the event of any sale or dissolution of the Company, the holders of the Series A Preferred shall be entitled to receive in preference to the holders of the Series B and Common Stock a per share amount equal to $0.88 plus any accrued, unpaid dividends. The holders of the Series A Preferred have the right to convert the Series A Preferred at any time into shares of Common Stock at an initial conversion rate of 1:1, as defined. At the option of the Company, if certain criteria as defined in the agreement are met, the Series A Preferred can be converted into Common Stock. The conversion price of the Series A Preferred is subject to a weighted average antidilution adjustment. The Series A Preferred vote together with the Common Stock and not as a separate class. Each share of Series A Preferred has a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such share of Series A Preferred. So long as 50% or more of the Series A Preferred Stock remains outstanding, the holders of the Series A Preferred Stock are entitled to elect two directors of the Company, and so long as 25% or more of the Series A Preferred Stock remain outstanding, the holders of the Series A Preferred Stock are entitled to elect one director of the Company. The directors elected by the Series A Preferred Stock and the holders of the Series A Preferred Stock each have approval rights over specified corporate actions. Subject to certain exceptions, in the event the Company proposes to offer or sell any new securities, the Company shall first make an offering of such new securities to each holder of Series A Preferred Stock.

The holders of Series A Preferred Stock are entitled to receive cumulative, compounding dividends at a rate of eight percent (8%) per annum as, when and if declared by the Board of Directors of the Company. The dividends may be paid in cash or shares of Series A Preferred Stock (valued at original issue price) at the sole discretion of the Company. Holders of Series A Preferred Stock also receive on an as-converted basis any distributions paid on the common stock. No dividends may be paid on common stock unless all unpaid cumulative dividends on the Series A Preferred Stock are paid. As of June 30, 2006, accumulated, undeclared dividends on the Series A Preferred Shares totaled $1,314,328.

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

Stock Compensation

Through June 30, 2006, the Company has issued approximately 4.75 million of its common stock to employees and others, of which approximately 3.7 million common shares have vested. These shares issuances were valued between $0.07-0.50 based upon management's estimate of the fair value of the common stock on the date of issuance. These stocks grants have certain vesting provisions through June 2007. During the six months ended June 30, 2006, 891,321 shares have vested and a charge to compensation expense of $104,776 was recorded. The remaining unvested shares totaling $73,470 at June 30, 2006 will be amortized in future periods.

Employee Stock Options

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the six months ended June 30, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plans during the first six months of fiscal year 2006 and the unvested portion of previous stock option grants which vested during the six three months of fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $27,334 for the six months ended June 30, 2006.

Stock options issued under the Company’s Long-term Incentive Plans are granted with an exercise price equal or greater than the market price of the Company’s stock at the date of grant and expire ten years from the date of grant. These options generally vest over a two- or three-year period. During the six months ended June 30, 2006, the Company issued 241,000 options to purchase common stock valued at $89,440 which vests over a 2 year period. During the six months ended June 30, 2006, the Company recorded compensation expense of $10,944 related to this issuance.

iCurie, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2006

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. Given its limited trading history, the Company used volatility from companies in the same industry. The Company estimated the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the six months ended June 30, 2006 using the Black-Scholes option-pricing model:

Risk free interest rate	8.02%
Expected Term (years)	5
Expected volatility	100.00%
Dividend Yield	0.00%

A summary of the option activity for the six months ended June 30, 2006 is as follows:

	Shares	Weighted Average Exercise Price

Options Outstanding at December 31, 2006	2,510,337	$0.88
Granted	241,000	$0.74
Options Outstanding at June 30, 2006	2,751,337	$0.87

Warrants to Purchase Common Stock

A summary of the issued and outstanding warrants at June 30, 2006 are summarized as follows:

	Amount	Issue Date	Exercise Price	Expiration Date

Warrants to purchase Common Stock	10,028,078	July 2005-Dec 2005	$0.88 to $3.00	2010
Warrants to purchase Preferred Stock	1,574,528	July 2005-Dec 2005	$0.88-$1.50	2010

Note 5 - Bond payable

The bond payable (Won 300 million) at June 30, 2006, was issued to Asia Vital Components in December 2002 and matures in December 2007. The bond carries no interest and has been discounted using a 7% interest rate. At June 30, 2006 the unamortized bond discount amounted to $29,922.

The bond payable at June 30, 2006 is summarized as follows:

Face Amount	$316,305
Less: Discount	(92,076)
Plus: Amortization of discount	62,153

Carrying value	$286,382

Under the original terms, the bond was convertible into 6,667 shares (an approximate 2% ownership) of common stock in the Korea Subsidiary; however, Asia Vital Components has waived its right to convert the bond into common stock.

Note 6 - Solicitation of shareholder consent

During the six months ended June 30, 2006, the Company solicited written consent from certain of its shareholders with respect to (i) a change in the company's name to Celsia Technologies, Inc., (ii) an increase in the number of shares of the Company common stock subject to the Company's incentive stock option plan, (iii) a proposed distribution of common stock, (iv) certain agreements and waivers from the holders of the Company's Series A and Series B Preferred Stock relating to the effect of certain contemplated corporate actions on the terms of such stock and (v) a proposed amendment to the Company's Amended and Restated Articels of Incorporation to reflect certain of the matters referred to above. As of June 30, 2006, the Company was in the process of obtaining such consent.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Management believes the following discussion is relevant to an assessment and understanding of the plan of operation of iCurie, Inc. and its subsidiaries (collectively “we” or the “Company”) as of June 30, 2006. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Form 10-QSB.

Our operations include research, development, sales and marketing of our own patented technology portfolio as well as operating our pilot plant. We believe our technology is ready for commercialization and we are currently involved with potential customers in several projects designed to commercially produce and sell our products. Furthermore, technology companies face challenges as they develop and manufacture new and more powerful components and products, which generate heat and require a solution to dissipate the heat. We believe that the heat emission problem has accelerated and is now seriously threatening the development of new heat generating products in several industries. Our cooling technologies should therefore enable companies to develop new products with higher performance, increased efficiency and with smaller size. We want to become a world leader in developing and commercializing this next generation of cooling solutions for the PC, LED-lighting, and the flat panel display industries. Management has decided to focus the main part of our resources on the Nano Spreader Technology™ (NST). This technology path is meant to be a more economical and faster way to commercialize our products compared to our MCS technology. Our technology is described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

The Company signed three sales and distribution contracts during the quarter ended June 30 2006, which is in line with our go to market strategy. These contracts are with; Graftech’s subsidiary AET (USA), Kubo Kinzoku (Japan), and Lighting Science Group (USA).

The Company has produced revenues of $22,560 for the six months ended June 30, 2006 compared to $0 for the same period last year. The revenues for the three months ended June 30, 2006 were $19,994. The revenues are a result of customers paying for test samples, and smaller commercial deliveries.

The Company is currently contemplating financing alternatives to raise additional capital to support its growth strategy. There can be no assurance that we will be able to successfully raise such capital, or that we will be able to commercialize our product portfolio without additional funds. The Company is working with tight cost controls in order to manage its commercialization process. A majority of our expenses in the quarters ended June 30, 2006 and 2005 were from selling and administrative expenses, which include research and development costs. The selling and administrative expenses for the six months ended June 30, 2006 were approximately $2.7 million compared to approximately $2.3 million for the same period last year. The increase compared to last year is mainly attributable to increased personnel costs.

We expect our research, development, and project management activities to continue to be focused on product projects undertaken in conjunction with potential customers relating to the use and/or modification of our product for use by such customers.

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

We believe we are sufficiently staffed to execute our 2006 business plan. Planned new employees are strictly replacement hirings. However, if opportunities arise with what we believe are significant upsides with reasonable risks, we are prepared to reevaluate and change our plans.

During the quarter ended June 30, 2006, we continued to make progress towards building the Company and commercializing our technology. We have received product test orders, which have led to several related test product deliveries. Such test products are used by potential customers to examine our products' features and compatibility with customer products.  Although such testing procedures can involve numerous steps and significant timelines, in certain instances our test products have advanced beyond the test phases and been incorporated on a limited basis into commercial products.

Liquidity and Capital Resources

Our main sources of liquidity are the approximate $10.0 million in net cash proceeds generated from our 2005 Series A Preferred Stock offering as well as the $2.8 million in net proceeds from our Series B offering in 2005. The cash outflow for the first half of 2006 has been approximately $500,000 per month, which was consistent with our plans and included a pay off of a short-term loan in May 2006 of $231,683. Our main use of cash during the first six months of 2006 has been related to product development driven by customer projects, general and administrative expenses and, as stated above, a pay off of short-term loan. Prior to the Series A Preferred Stock issuance in July 2005, the Company had limited liquidity and approximately $2.5 million in convertible debt.

Based on our current operating plan, we anticipate using our cash mainly to continue our efforts to commercialize our technology solutions. The main cash uses will be for sales and marketing, general and administrative, and research and development expenses. Investments will be focused on product development and manufacturing. All investments will be driven by commercialization opportunities. The total cash need for the next twelve months is estimated to approximately $6.5 million, starting at July 1, 2006. The main portion of the cash need is for operating expenses and a smaller portion is for investments in manufacturing and R&D. We expect to fund these activities out of our current cash reserve of approximately $2.9 million as of June 30, 2006 and through cash generated from operations, which is expected to occur in the fourth quarter of 2006. Furthermore, the company is currently contemplating financing alternatives to raise additional capital.

The ratio between current assets and current liabilities at June 30, 2006 was approximately 2.0. However, a significant portion of current liabilities relates to penalties payable pursuant to the Registration Rights Agreement with the Series A Preferred Stock holders which will have no cash impact as the Company is planning to settle such penalties by issuing additional shares of Series A Preferred Stock as permitted under the Registration Rights Agreement.

In the event the Company is not able to commercialize its products in anticipated volumes during the next twelve months, and is unable to contain expenses without adversely affecting operations, the Company will require additional capital in order to continue its operations. There can be no assurance that we will be able to obtain the necessary funds in a timely manner or the terms on which such funds may be obtained. Since inception, we have not generated material revenue from operations and there can be no assurance that we will generate revenue in the future. We may also determine to raise additional capital if such capital can be raised on terms, which we deem appropriate.

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

Recent accounting pronouncement

In December 2004, the Financial Accounting Standards Board issued SFAS No.123(R), "Share-Based Payment," which replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123(R) requires compensation costs relating to share-based payment transactions be recognized in financial statements. The pro forma disclosure previously permitted under SFAS No. 123 will no longer be an acceptable alternative to recognition of expenses in the financial statement. SFAS No. 123(R) is effective for awards beginning January 1, 2006. The Company adopted this policy on January 1, 2006 and records all stock based compensation at their fair values.

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

Item 3.  Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There were no changes made in our internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f), during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their last evaluation.

PART II
OTHER INFORMATION

Item 2.              Unregistered Sales of Equity Securities and Use of Proceeds.

During the period covered by this report, the Company issued 67,317 shares, which issuances were not registered under the Securities Act of 1933, as amended (the “Securities Act”): The issuance of such securities were exempt from registration under the Securities Act pursuant to Section 4(2) thereof. We made this determination in part based on the representations of the recipients of such securities which included, in pertinent part, that such parties were either (i) not “U.S. Persons” as defined in Regulation S of the Securities Act or (ii) “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act.

Item 4.  Submission of Matters to a Vote of Security Holders.

During the period covered by this report, the Company solicited written consents from certain of its shareholders with respect to (i) a change in the Company’s name to “Celsia Technologies, Inc.,” (ii) an increase in the number of shares of the Company common stock subject to the Company’s incentive stock option plan, (iii) a proposed distribution of common stock, (iv) certain agreements and waivers from the holders of the Company’s Series A and Series B Preferred Stock relating to the effects of certain contemplated corporate actions on the terms of such stock and (v) a proposed amendment to the Company’s Amended and Restated Articles of Incorporation to reflect certain of the matters referred to above. As of June 30, 2006, the Company was in the process of obtaining such consents.

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

iCURIE, INC. (Registrant)

Date: August 2, 2006	By:	/s/ Hakan Wretsell
Hakan Wretsell Chief Executive Officer

By:	/s/ Michael Karpheden
Michael Karpheden Chief Financial Officer

EXHIBIT INDEX

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002