Form 10QSB
period 2006-09-30
iCURIE, INC.
filed 2006-11-01
CIK 1144255

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

☐ Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2006

☐ Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 333-64840

CELSIA TECHNOLOGIES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	91-2015441
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1395 Brickell Avenue, Suite 800
Miami, Florida 33131
(Address of Principal Executive Offices)

(305) 529-6290
(Issuer’s Telephone Number, Including Area Code)

iCurie, Inc.
(Former Name)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of October 31, 2006
Common Stock	36,635,183

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

Celsia Technologies, Inc. and Subsidiaries
Consolidated Balance Sheet
as of September 30, 2006
Unaudited (US Dollars)

Assets
Current Assets
Cash and cash equivalents	$1,484,160
Short Term Financial Instrument	10,571
Receivable	30,896
Inventory	42,874
Advance payments	174,347
Prepaid expenses	51,574
Other	18,572
Total current assets	1,812,994

Guarantee deposits	128,594
Investment (note 1)	-

Furniture and equipment, net (note 1)	648,521
Royalty Advance (note 3)	500,000

Total assets	$3,090,109

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$292,225
Accrued expenses
Payroll and Related	1,045,997
Other	85,656
Other	13,856
Total current liabilities	1,437,734

Accrual for Employee Retirement Benefits (note 3)	166,452
Bond payable (note 5)	292,118

Total liabilities	1,896,304

Stockholders' equity (note 4)
Preferred Stock, Series A; $.001 par value; 30,000,000 shares authorized; 23,193,171 issued & outstanding	23,193
Preferred Stock, Series B; $.001 par value; 7,000,000 shares authorized; 3,063,402 issued & outstanding	3,063
Common stock; $.001 par value; 150,000,000 shares authorized; 36,503,517 issued & outstanding	36,504
Common stock Subscribed	81
Additional paid-in-capital	23,448,459
Other comprehensive loss	(96,663)
Accumulated (deficit)	(22,220,832)
Total stockholders' equity	1,193,805

Total liabilities and stockholders' equity	$3,090,109

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Unaudited (US Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	$32,854	$-	$55,414	$-

Costs and expenses
Cost of Sales	149,670	-	433,924	-
Selling and Administrative expenses	2,117,212	1,968,628	4,802,375	4,237,356
Depreciation	6,599	39,992	18,756	61,017
Amortization of deferred financing cost (note 1)	-	220,745	-	316,661
Miscellaneous (income) expense	(19,534)	4,999	(16,834)	15,792
Total costs and expenses	2,253,947	2,234,364	5,238,221	4,630,826

Operating (loss)	(2,221,093)	(2,234,364)	(5,182,807)	(4,630,826)

Other income (expenses)
Net Loss on Disposal of furniture and equipment	-	-	(45,900)	-
Loss on Investment	-	(105,903)	(110,670)	(105,903)
Interest and other income	61,902	37,174	134,593	53,904
Interest expense (notes 5 and 6)	(20,289)	(13,020)	(47,450)	(257,424)

Total other income (expenses)	41,613	(81,749)	(69,427)	(309,423)

Net (loss)	$(2,179,480)	$(2,316,113)	$(5,252,234)	$(4,940,249)

Dividend on Series A Preferred Stock (Note 4)	$(2,360,171)	$(307,024)	$(3,037,869)	$(307,024)

Net Loss Attributable to Common Shareholders	$(4,539,651)	$(2,623,137)	$(8,290,103)	$(5,247,273)

Net Loss per Share:
Basic and Diluted	$(0.15)	$(0.09)	$(0.28)	$(0.20)
Weighted Average Shares Outstanding
Basic and Diluted	30,089,173	28,668,779	29,792,739	26,193,301

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the Nine Months Ended September 30, 2006 and 2005
(US Dollars)

	2006	2005
Cash flows from operating activities:
Net (loss)	$(5,252,234)	$(4,940,249)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities:
Depreciation	18,756	61,017
Amortization	-	322,984
Beneficial conversion feature on long-term debt	-	192,959
Loss on Investment	110,670	105,903
Finders Fee Settlement	-	38,219
Accrued Registration Rights Penalty settled with Preferred Stock	902,611
Stock Based Compensation	180,702	138,024
Loss on Disposal of Furniture and Equipment	45,901	-
Imputed interest, net	(17,988)	(17,156)
Changes to certain other accounts:
Receivable	64,673	50,185
Inventory	(42,874)	-
Advance payments	(49,402)	(57,367)
Prepaid expenses	(12,437)	(82,301)
Royalty Advance	-	(500,000)
Accounts payable	(162,827)	207,167
Accrued expenses	(153,827)	119,262
Accrual for Employee Retirement Benefits	166,452
Other	(4,388)	33,077
Net cash (used) by operating activities	(4,206,212)	(4,328,276)

Cash flows from investing activities:
Acquisition of Subsidiary	-	(2,025,344)
Deposits	(1,218)	(74,311)
(Acquisition) redemption of short-term financial instrument	(10,571)	19,322
Purchase of furniture and equipment	(106,960)	(462,029)
Net cash provided (used) by investing activities	(118,749)	(2,542,362)

Cash flows from financing activities:
Short-term borrowings	(231,683)	(423,344)
Long-term borrowings	30,838	1,000,000
Deferred financing fees	-	(100,000)
Issuance of common stock	-	110,643
Net proceeds from the issuance of preferred stock	-	11,096,252
Repayment of convertible bond	-	(2,030)
Offering Costs	-	(755,127)
Net cash (used) provided by financing activities	(200,845)	10,926,394

Net (decrease) increase in cash and cash equivalents	(4,525,806)	4,055,756

Cash and cash equivalents - beginning of period	6,009,966	1,019,770

Cash and cash equivalents - end of period	$1,484,160	$5,075,526

Supplemental cash flow disclosure
Noncash financing activity

During 2006 the Company issued Preferred Stock as a Preferred
Stock Dividend	$1,554,703	$-

During 2006 the Company issued Common Stock as a Preferred
Stock Dividend	$1,772,308	$-

During 2006 the Company issued Preferred Stock Series A Shares
to settle the Registration Rights Penalty	$902,611	$-

During 2006 and 2005 the Company recorded stock compensation
arrangements for certain employees and directors	$180,702	$138,024

During 2006 Preferred Shares were converted into Common Shares	$428	$-

During 2005 the Company recorded a beneficial conversion feature
on certain Long-term debt.		$192,959

During 2005 the Company recorded deferred stock
compensation arrangements for certain employees and
directors	$-	$306,165

During 2005 the Company converted debt issued by the
UK subsidiary into Preferred Stock in the US Parent	$-	$2,500,000

During 2005 the Company converted equity issued by the
UK subsidiary into Preferred Stock in the US Parent	$-	$1,000,000

During 2005 the Company converted a personal promissory
note, collateralized by the Company's Common Stock, into
Preferred Stock in the US Parent	$-	$1,100,000

During 2005 the Company accrued Preferred Stock Dividend	$-	$307,024

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2006

Note 1 - Summary of significant accounting policies

Organization

Celsia Technologies, Inc. (the "Company" or "Celsia"), a US Corporation, is formerly known as iCurie, Inc. Celsia's operations consist of research, development, and commercialization of next-generation cooling solutions. The Company was founded in 2000 to address the emerging heat problem that now threatens the development of higher-performing microelectronic products. Celsia anticipates being the first Company to take this innovative thermal management technology from the laboratory to high volume manufacturing, and operate as both a licensor of the technology and a vertically integrated provider of customized applications.

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

Celsia Technologies, Inc.'s subsidiaries consist of (i) Celsia Technologies UK Limited ("UK Subsidiary"), a United Kingdom Company formerly known as iCurie Lab Holdings Limited, and (ii) Celsia Technologies Korea, Inc. ("Korea Subsidiary"), a Korean Company formerly known as iCurie Lab, Inc. In consolidation, all significant intercompany balances and transactions have been eliminated.

Financial reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ended December 31, 2006.

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

Significant estimates required to be made by management include the valuation o investments, prepaid royalties, equity securities issued, and registration rights.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company and its Subsidiaries have recently commenced limited revenue producing operations and have sustained accumulated losses since inception of approximately $22.2 million. The Company and its Subsidiaries have funded operations through equity and debt financing since inception. All these factors raise substantial doubt over the Company's ability to continue as a going concern.

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

Investment

The UK Subsidiary owns 527,000 shares of an entity affiliated through common management. These shares have been fully reserved and carry a book value of $ 0 as of September 30, 2006.

Revenue recognition

The Company's policy is to record revenue as earned when the following attributes are met.

- Persuasive evidence of a sale arrangement exists.

- Delivery has occurred to the customers.

- The sales price to the customer is fixed or determinable.

- Collection is reasonably assured.

Deferred costs

In connection with obtaining debt and equity financing, the UK subsidiary incurred placement agent fees from a third party equal to 10% of the amount financed. Deferred financing costs incurred in connection with long-term financing amounted to $329,406 and were being amortized on a straight-line basis over the stated term of the loans. The long-term debt financing arrangement has been converted to preferred stock and, therefore, the Company has no additional financing fees related to this transaction. Amortization expense for the nine months ended September 30, 2006 and 2005 amounted to $0 and $316,661, respectively.

Furniture and equipment

Furniture and equipment at September 30, 2006 are summarized as follows:

Vehicles	$53,241
Machinery	567,189
Furniture and fixtures	305,617
926,047
Accumulated depreciation	(277,526)
$648,521

Furniture and equipment are stated at cost. Major renewals and betterments, which prolong the useful life or enhance the value of assets, are capitalized. Depreciation is computed using the straight-line method over the estimated life of five years for machinery and equipment, furniture and fixtures, and vehicles. Depreciation expense for the nine months ended September 30, 2006 and 2005 amounted to $18,756 and $61,017, respectively.

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

Approximately 23 million and 3 million shares to be issued upon conversion of Series A and Series B, respectively, Preferred Shares were excluded from the calculation of diluted earnings per share for the periods ended September 30, 2006 and 2005, respectively, because they were anti-dilutive.

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

Research and development costs

Research and development costs are expensed as incurred and amounted to $624,337 and $618,362 for the nine months ended September 30, 2006 and 2005, respectively.

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

The Company follows Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 requires a Company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) includes the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation gains (losses) during the first nine months of 2006 and 2005 amounted to ($19,231) and $15,220, respectively. Accordingly, comprehensive loss for the nine months ended September 30, 2006 and 2005 amounted to $5,271,465 and $4,925,029, respectively.

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

One lease expires in March 2008 and the other renews on a quarterly basis. As of September 30, 2006, the minimum future rental commitments under all non-cancelable operating leases with terms greater than one year, are as follows:

Year Ending December 31,
2006	$38,220
2007	$111,907
2008	$13,636
$163,763

Employment contracts

The Corporation has entered into employment agreements with 26 of its officers / employees for terms ranging between two and three years. Under the terms of the contracts these officers / employees are entitled to compensation, bonuses and stock options based upon performance as defined in the respective agreements. The Company has recorded a liability for executive management bonus totaling approximately $835,000 which is payable in common stock.

Accrual for Employment Retirement Benefits

The Company has recorded a liability of $166,452 for the period ended September 30, 2006, as a result of a recent legal decision by the Korean Supreme Court related to employment benefits. The Company believes it will not realize this potential liability within the current year, and it has therefore been recorded as a long term liability.

Commitments to a third party

According to an agreement between the Korea Subsidiary and Sae Han IT, on May 21, 2004,
The Korea Subsidiary is to provide 25 percent of gross margin to B.A.C. Network (BAC) from the micro cooling systems business for 3 years from the initial sales to include only LG Electronics, LGIBM, and others to which LG Electronics and LGIBM will supply the Company's products. Gross margin is determined based on the difference between suppliers' unit cost and selling price to purchaser. Through September 30, 2006, no qualifying sales have occurred.

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

CHL is an organization in which Dr. Jeong Hyun Lee (the Company's Director) holds an interest in. Hansen Gray is an entity affiliated through common management.

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

On August 10, 2006, the Company issued 970,550 Series A Preferred Shares to Preferred Series A Share Holders in settlement of the Registration Rights Penalty. Hansen Gray and CHL have certain registration rights, and the holders of the Series A Preferred Shares have certain continuing rights under this Registration Rights Agreement.

The Company has entered into a registration rights agreement with the preferred series B share holders dated December 16, 2005. Under the terms of the Registration Rights Agreement, the Company is required to use its best efforts to file a Registration Statement covering the underlying Common Stock within six months after the Company's Registration Statement on Form SB-2 (SEC File No. 333-128856) is declared effective. The Company is required to maintain the effectiveness of the Initial Registration Statement through the first anniversary of the Closing Date and shall use its best efforts to maintain the effectiveness of the Initial Registration Statement through the second anniversary of the Closing Date.

Note 4 - Stockholders' equity

Capital stock

At September 30, 2006, the Company had an authorized number of shares of 150,000,000 Common Shares and 100,000,000 of Preferred Shares, 30,000,000 of which has been designated as Preferred Series A Shares and 7,000,000 of which has been designated Preferred Series B Shares. The total issued and outstanding shares were 36,503,517 Common Shares, 23,193,171 Preferred Series A Shares, and 3,063,402 Preferred Series B Shares.

The Company issued Preferred Series A and Series B Shares during 2005. During the period ended September 30, 2006, 428,364 shares of Preferred Series A were converted to Common Shares at a rate of 1:1. On September 30, 2006, the Company issued 6,564,104 common shares to Series A and Series B Preferred Shareholders as a 25% common stock dividend valued at approximately $1,800,000.

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

The holders of Series A Preferred Stock are entitled to receive cumulative, compounding dividends at a rate of eight percent (8%) per annum as, when and if declared by the Board of Directors of the Company. The dividends may be paid in cash or shares of Series A Preferred Stock (valued at original issue price) at the sole discretion of the Company. Holders of Series A Preferred Stock also receive on an as-converted basis any distributions paid on the common stock. No dividends may be paid on common stock unless all unpaid cumulative dividends on the Series A Preferred Stock are paid. On August 10, 2006, the Company issued 1,655,746 shares of Series A Preferred Stock as dividends to all holders of record on July 11, 2006, valued at approximately $1,500,000. As of September 30, 2006, accumulated, undeclared dividends on the Series A Preferred Shares totaled $362,347.

Terms of Series B Preferred

Subject and subordinate to the liquidation rights of the Company’s Series A Preferred Stock, in the event of any sale or dissolution of the Company, the holders of the Series B Preferred shall be entitled to receive in preference to the holders of the Common Stock a per share amount equal to $1.00. The holders of the Series B Preferred have the right to convert the Series B Preferred at any time into shares of Common Stock at an initial conversion rate of 1:1, as defined. At the option of the Company, if certain criteria as defined in the agreement are met, the Series B Preferred can be converted into Common Stock. The conversio price of the Series B Preferred and the exercise price of the Warrants which accompanied the Preferred Stock are subject to a weighted average antidilution adjustment. The Series B Preferred vote together with the Common Stock and not as a separate class. Each share of Series B Preferred has a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such share of Series B Preferred.

The Series B Preferred does not carry any dividend.

Stock Compensation

Through September 30, 2006, the Company has issued approximately 4.5 million of its common stock to employees and others, of which approximately 4 million common shares have vested. These shares issuances were valued between $0.07 -0.50 based upon management's estimate of the fair value of the common stock on the date of issuance. These stocks grants have certain vesting provisions through June 2007.

During the nine months ended September 30, 2006, 1,073,509 shares have vested and a charge to compensation expense of $132,536 was recorded. The remaining unvested shares totaling $37,233 at September 30, 2006 will be amortized in future periods.

Employee Stock Options

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the nine months ended September 30, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plans during the first nine months of fiscal year 2006 and the unvested portion of previous stock option grants which vested during the nine months of fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $48,079 for the nine months ended September 30, 2006.

Stock options issued under the Company’s Long-term Incentive Plans are granted with an exercise price equal or greater than the market price of the Company’s stock at the date of grant and expire ten years from the date of grant. These options generally vest over a two- or three-year period. During the nine months ended September 30, 2006, the Company issued 233,000 options to purchase common stock valued at $89,440 which vests over a 2 year period. During the nine months ended September 30, 2006, the Company recorded compensation expense of approximately $20,000 related to this issuance.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. Given its limited trading history, the Company used volatility from companies in the same industry. The Company estimated the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments on common stock nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the nine months ended September 30, 2006 using the Black-Scholes option-pricing model:

Risk free interest rate 7.53 -8.25% Expected Term (years) 5 Expected volatility 100.00% Dividend Yield 0.00%

A summary of the option activity for the nine months ended September 30, 2006 is as follows:

		Weighted Average
	Shares	Exercise Price

Options Outstanding at December 31, 2005	2,510,337	$0.88
Granted	233,000	$0.60
Cancelled	(108,926)	$0.91
Options Outstanding at September 30, 2006	2,634,411	$0.87

Warrants to Purchase Common Stock

During the period ended September 30, 2006, the Company issued warrants to purchase 1,500,000 of Celsia common stock to a third party as part of a distribution agreement. As part of the same agreement, the Company received warrants to purchase 500,000 shares of the distributors common stock. The warrants vest 25% in December 2006, 25% in December 2007, and 50% contingent upon acheivement of volume thresholds. The agreement was executed with the intention that the value of each warrant to be materially similar in value. Management has estimated the fair market value of both issuances using the Black-Scholes model and has determined that no value need be assigned to the warrants issued or received.

A summary of the issued and outstanding warrants at September 30, 2006 are summarized as follows:

	Amount	Issue Date	Exercise Price	Expiration Date

Warrants to purchase Common Stock	11,528,078	July 2005-Sept 2006	$0.32 to $3.00	2010
Warrants to purchase Preferred Stock	1,574,528	July 2005-Dec 2005	$0.88-$1.50	2010

Note 5 - Bond payable

The bond payable (Won 300 million) at September 30, 2006, was issued to Asia Vital Components in December 2002 and matures in December 2007. The bond carries no interest and has been discounted using a 7% interest rate. At September 30, 2006 the unamortized bond discount amounted to $25,022.

The bond payable at September 30, 2006 is summarized as follows:

Face Amount	$317,140
Less: Discount	(92,319)
Plus: Amortization of discount	67,297

Carrying value	$292,118

Under the original terms, the bond was convertible into 6,667 shares (an approximate 2% ownership) of common stock in the Korea Subsidiary; however, Asia Vital Components has waived its right to convert the bond into common stock.

Note 6 - Solicitation of shareholder consent

During the second quarter of 2006, the Company solicited written consents from certain of its shareholders with respect to (i) a change in the Company's name from "iCurie, Inc" to "Celsia Technologies, Inc.," (ii) an increase in the number of shares of the Company common stock subject to the Company's incentive stock option plan, from 9,803,380 to 15,000,000, (iii) a distribution of common stock to the holders of our Series A Preferred Stock and Series B Preferred Stock of record as of September 30, 2006, in an amount equal 25% of the number of shares of Series A Preferred Stock and Series B Preferred Stock then held by such holders (resulting in the issuance of 6,564,104 shares of our common stock as of September 30, 2006), (iv) certain agreements and waivers from the holders of the Company's Series A and Series B Preferred Stock relating to the effects of certain contemplated corporate actions on the terms of such stock and (v) a proposed amendment to the Company's Amended and Restated Articels of Incorporation to reflect certain of the matters referred to above. During the period covered by this report, each of the above matters were approved by the Company's shareholders with the Company receiving written consents to each of the above matters from holders of (i) 26,271,861 of the 29,990,010 outstanding shares of Company Common Stock, (ii) 10,857,062 of the 20,725,861 outstanding shares of Company Series A Preferred Stock and (iii) 3,000,000 of the 3,063,402 outstanding shares of Company Series B Preferred Stock.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Management believes the following discussion is relevant to an assessment and understanding of the plan of operation of Celsia Technologies, Inc. and its subsidiaries (collectively “we” or the “Company”) as of September 30, 2006. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Form 10-QSB.

Our operations include research, development, sales and marketing of our own patented technology portfolio as well as operating our pilot plant. Our technology is ready for commercialization and we have received commercial orders as well as orders for test products from potential customers in several projects designed to increase commercial production and sales of our products. Furthermore, technology companies face challenges as they develop and manufacture new and more powerful components and products, which generate heat and require a solution to dissipate the heat. We believe that the heat emission problem has accelerated and is now seriously threatening the development of new heat generating products in several industries. Our cooling technologies should therefore enable companies to develop new products with higher performance, increased efficiency and with smaller size. We want to become a world leader in developing and commercializing this next generation of cooling solutions for the PC, LED-lighting, and the flat panel display industries. Management has decided to focus the main part of our resources on the Nano Spreader Technology™ (NST). This technology path is meant to be a more economical and faster way to commercialize our products compared to our MCS technology. Our technology is described in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

The Company received orders of approximately $116,000 during the quarter ended September 30, 2006. These orders were a combination of sample orders and commercial orders. The Company had an order backlog of approximately $83,000 at September 30, 2006, of which the majority was commercial orders.

The Company has produced revenues of $55,414 for the nine months ended September 30, 2006 compared to $0 for the same period last year. The revenues for the three months ended September 30, 2006 were $32,854. The revenues are a result of commercial deliveries and customers paying for test samples.

The Company is currently contemplating financing alternatives to raise additional capital to support its growth strategy. There can be no assurance that we will be able to successfully raise such capital, or that we will be able to commercialize our product portfolio without additional funds. The Company is working with tight cost controls in order to manage its commercialization process. A majority of our expenses in the quarters ended September 30, 2006 and 2005 were from selling and administrative expenses, which include research and development costs. The selling and administrative expenses for the nine months ended September 30, 2006 were approximately $4.8 million compared to approximately $4.2 million for the same period last year. The increase compared to last year is mainly attributable to increased personnel costs.

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

We believe we are sufficiently staffed to execute our business plan. As of September 30, 2006 the Company employed 32 people, 27 of which were located in Korea. Planned new employees are strictly replacement hirings. However, if opportunities arise with what we believe are significant upsides with reasonable risks, we are prepared to reevaluate and change our plans.

During the quarter ended September 30, 2006, we continued to make progress towards building the Company and commercializing our technology. We have received product test orders, which have led to several related test product deliveries, as well as limited commercial orders. Test products are used by potential customers to examine our products' features and compatibility with customer products. Although such testing procedures can involve numerous steps and significant timelines, in several instances our test products have advanced beyond the test phases and been incorporated on a limited volume basis into commercial products. The mix between sample order deliveries and commercial deliveries increased during the third quarter in favor of commercial deliveries.

Liquidity and Capital Resources

Our main sources of liquidity are the approximate $10.0 million in net cash proceeds generated from our 2005 Series A Preferred Stock offering as well as the $2.8 million in net proceeds from our Series B offering in 2005. The cash outflow for the first nine months of 2006 has been approximately $500,000 per month, which was consistent with our plans and included a pay off of a short-term loan in May 2006 of $231,683. Our main use of cash during the first nine months of 2006 has been related to product development driven by customer projects, general and administrative expenses and, as stated above, a pay off of short-term loan. Prior to the Series A Preferred Stock issuance in July 2005, the Company had limited liquidity and approximately $2.5 million in convertible debt.

Based on our current operating plan, we anticipate using our cash mainly to continue our commercialization and roll out of our business plan of our technology solutions and products. The main cash uses will be for sales and marketing, general and administrative, and research and development expenses. Investments will be focused on product development and volume related manufacturing equipment. All investments will be driven by commercialization opportunities.

The total cash need for the next twelve months is estimated to approximately $6.5 million, starting at October 1, 2006. The main portion of the cash need is for operating expenses and a smaller portion is for investments in manufacturing and R&D. We expect to fund these activities out of our current cash reserve of approximately $1.5 million as of September 30, 2006, through cash generated from operations, which is expected to slightly accelerate in the fourth quarter of 2006 compared to the third quarter of 2006, and additional outside funding. The company is currently contemplating financing alternatives to raise the additional capital required to continue its operations, since cash on hand and estimated cash generated from operations will be insufficient to continue operations without adversely affect the business in the short term. There can be no assurance that we will be able to obtain the necessary funds in a timely manner or the terms on which such funds may be obtained. Since inception, we have not generated material revenue from operations and there can be no assurance that we will generate material revenue in the future.

 The ratio between current assets and current liabilities at September 30, 2006 was approximately 1.26. However, a majority portion of current liabilities relates to expenses that have limited cash impact.

Significant Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements. Although these statements are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. Significant estimates required to be made by management include the valuation of 1) investments, 2) prepaid royalties, 3) equity securities issued, and 4) registration rights penalties .

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

Item 3.  Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There were no changes made in our internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f), during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their last evaluation.

PART II
OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

During the second quarter of 2006, the Company solicited written consents from certain of its shareholders with respect to (i) a change in the Company’s name from “iCurie, Inc.” to “Celsia Technologies, Inc.,” (ii) an increase in the number of shares of the Company common stock subject to the Company’s incentive stock option plan from 9,803,380 to 15,000,000, (iii) a  distribution of common stock to the holders of our Series A Preferred Stock and Series B Preferred Stock of record as of September 30, 2006, in an amount equal to 25% of the number of shares of Series A Preferred Stock and Series B Preferred Stock then held by such holders (resulting in the issuance of 6,564,104 shares of our common stock as of September 30, 2006), (iv) certain agreements and waivers from the holders of the Company’s Series A and Series B Preferred Stock relating to the effects of certain contemplated corporate actions on the terms of such stock and (v) a proposed amendment to the Company’s Amended and Restated Articles of Incorporation to reflect certain of the matters referred to above. During the period covered by this report, each of the above matters were approved by the Company’s shareholders with the Company receiving written consents to each of the above matters from holders of (i) 26,721,861 of the 29,990,010 outstanding shares of Company Common Stock, (ii) 10,857,062 of the 20,725,861 outstanding shares of Company Series A Preferred Stock and (iii) 3,000,000 of the 3,063,402 outstanding shares of Company Series B Preferred Stock.

Item 6.  Exhibits.

Exhibit titles reflect the Company’s September 14, 2006 name change from “iCurie, Inc.” to “Celsia Technologies, Inc.”

3(i).1
Amended and Restated Articles of Incorporation of Celsia Technologies, Inc. (incorporated by reference to Exhibit 3(i).1 to Celsia Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005).

3(i).2
Certificate of Designation to Amended and Restated Articles of Incorporation of Celsia Technologies, Inc. (incorporated by reference to Exhibit 3(i).2 to Celsia Technologies, Inc.’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005).

3(i).3	Amendment to Amended and Restated Articles of Incorporation of Celsia Technologies, Inc.

3(ii).1
Amended and Restated Bylaws of Celsia Technologies, Inc. (Incorporated by reference to Exhibit 3(ii).1 to Celsia Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005).

4.1*	Form of Warrant issued to Placement Agents (for common stock, Series A Preferred Stock and Series B Preferred Stock).

4.2*	Form of $0.88 Warrants issued to purchasers of Series A Preferred Stock.

4.3*	Form of $1.10 and $1.32 Warrants issued to purchasers of Series A Preferred Stock and $1.50 and $3.00 warrants issued to purchasers of Series B Preferred Stock.

4.4*	Warrant dated July 11, 2005 between Celsia Technologies, Inc. and Dr. Jeong Hyun Lee, Ph.D.

4.5*	Celsia Technologies, Inc. 2005 Stock Incentive Plan.

4.6*	Form of Option Grant under Celsia Technologies, Inc. 2005 Stock Incentive Plan.

4.7*	Form of Restricted Stock Grant under Celsia Technologies, Inc. 2005 Stock Option Incentive Plan.

10.1+	Agreement dated August 18, 2006 by and among Celsia Technologies Korea, Inc., Celsia Technologies UK Limited, Celsia Technologies, Inc. and Dr. Jeong Hyun Lee

31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Included as an exhibit to Celsia Technologies, Inc.’s Registration Statement on Form SB-2, SEC File No. 333-128856, and incorporated herein by reference.

+ Represents a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELSIA TECHNOLOGIES, INC.
(Registrant)

Date: November 1, 2006	By:	/s/ Hakan Wretsell
Hakan Wretsell
Chief Executive Officer

By:	/s/ Michael Karpheden
Michael Karpheden
Chief Financial Officer

EXHIBIT INDEX

3(i).3	Amendment to Amended and Restated Articles of Incorporation of Celsia Technologies, Inc.

10.1	Agreement dated August 18, 2006 by and among Celsia Technologies Korea, Inc., Celsia Technologies UK Limited, Celsia Technologies, Inc. and Dr. Jeong Hyun Lee

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002