Form 10KSB
period 2006-12-31
iCURIE, INC.
filed 2007-03-27
CIK 1144255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______.

Commission File Number: 33-64840

CELSIA TECHNOLOGIES, INC.
(Name of Small Business Issuer in its Charter)

Nevada (State of Incorporation)	91-2015441 (I.R.S. Employer Identification No.)

1395 Brickell Avenue Suite 800 Miami, Florida (Address of principal executive offices)	33131 (Zip Code)

Issuer’s telephone number:
(305) 529-6290

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The issuer’s revenues for the fiscal year ended December 31, 2006 were $104,085.

The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the stock was last sold as quoted on the OTC Bulletin Board (OTCBB), as of March 14, 2007 was approximately $6,548,767.

The number of shares of common stock outstanding as of March 14, 2007 was 36,382,038.

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

PART I

Item 1.  Description of Business

Company Overview

In this report, unless the context requires otherwise, (1) “Celsia,” “we,” “our,” “us” and “the Company” refer to Celsia Technologies, Inc., a Nevada corporation formerly known as iCurie, Inc., and its subsidiaries, including without limitation, Celsia Technologies UK Limited, a United Kingdom company formerly known as iCurie Lab Holdings Limited (“Celsia UK”), and Celsia Technologies Korea, Inc., a Korean company formerly known as iCurie Lab Inc. (“Celsia Korea”), (2) “iCurie” refers to iCurie, Inc., which was the name of Celsia Technologies, Inc. prior to September 2006, and (3) “Cedar Mountain” refers to Cedar Mountain Distributors, Inc., which was the name of iCurie, Inc. prior to the July 8, 2005 share exchange described herein.

We want to become a world leader in developing and commercializing next-generation cooling solutions for the personal computer, flat panel display, LED-lighting, and communications industries. We develop, manufacture, market, sell and/or license our patented thermal management cooling devices. We believe that our wafer-thin products absorb, transport and dissipate heat more rapidly than current heat-pipe/heat-sink cooling solutions. Our unique cooling device uses microfluidic physics to move liquid at very high speeds through micro-channels within thin panels.

We have been provided with non-economic support and advice from the United Kingdom’s Trade and Investment Global Entrepreneur Program, a UK government organization that identifies and assists global enterprises that are planning to locate to the United Kingdom or have operations in the UK. This program reviews hundreds of company applications annually and selects only a limited number of companies to work with.

The current industry-leading cooling technology solutions, heat-pipes/heat-sinks, were developed when PC processors such as the Pentium I® & Pentium II®, with much lower speeds and cooling demands, were the industry standards. With the rapid development of faster processors, such as the later Intel Pentium® series, the cooling industry has produced many versions of the limited heat-pipe and/or heat-sink. However, this aging technology is becoming less effective as faster processors produce increased heat levels. Battery life is substantially eroded in laptops due to heat and the energy required to operate one or more cooling systems. We believe our solutions offer lighter, thinner, smaller, faster, more efficient and less energy-consuming products. Moreover, we believe that our coolers will be more cost efficient than conventional coolers.

Corporate History

The Company was incorporated in Nevada under the name KNETX Skates Corporation on December 23, 1999, and changed its name to Cedar Mountain Distributors, Inc. on June 9, 2000. Prior to July 8, 2005, the Company was a public “shell” company with nominal assets. On July 8, 2005, Cedar Mountain entered into a “share exchange” with the shareholders of Celsia UK (a company formed in the United Kingdom in March 2004), whereby the shareholders of Celsia UK exchanged all of the outstanding common shares of Celsia UK for common stock of Cedar Mountain. The common stock of Cedar Mountain issued to Celsia UK’s shareholders in the share exchange represented approximately 95% of Cedar Mountain’s outstanding common stock. Therefore, as a result of the share exchange, the shareholders of Celsia UK acquired control of Cedar Mountain, Celsia UK became a wholly owned subsidiary of Cedar Mountain, Cedar Mountain succeeded to the business and operations of Celsia UK and the management of Celsia UK assumed similar management positions with Cedar Mountain. To reflect this succession and continuation of the business of Celsia UK (then known as iCurie Lab Holdings Limited), Cedar Mountain’s name was changed to iCurie, Inc.

Celsia UK acquired its intellectual property from Celsia Korea in March 2004, and acquired an 80.2% equity interest in Celsia Korea (a company formed in South Korea in 2000) in December 2004. Celsia UK acquired the remaining 19.8% of Celsia Korea on September 1, 2005. Therefore, as a result of the acquisition, Celsia Korea became a wholly owned subsidiary of Celsia UK. This transaction was described in our 8-K filed with the SEC on September 1, 2005.

On March 13, 2006, iCurie, Inc. and its subsidiaries began operating under the brand name Celsia Technologies. In September 2006, the Company changed its corporate name to Celsia Technologies, Inc.

Industry Overview

The thermal management industry is an estimated $5 billion business annually. We are focused on initially commercializing our cooling solutions in four different markets. These targeted markets are: the PC, the LED lighting, the flat panel display, and the communication and entertainment markets.

Adaptation of new technologies (such as LED technology), as well as stronger and more powerful micro processors, are important factors that are expected to increase demand for new and more efficient thermal solutions.

In addition to our targeted markets, we anticipate subsequent deployment of our technology in numerous markets, such as medical equipment, air conditioning, energy equipment, defense and automotive markets.

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

The marketability of our product spans basically over all industries where heat emission calls for cooling. However, there are four industries where we clearly believe that our technology can rapidly become the product of choice. These industries are the PC, flat panel display, the LED-lighting, and the communication and entertainment industries. Companies in these industries need components with higher performance; are used to managing complex supply chains; and are willing to accept breakthrough technologies to gain competitive supremacy. In a later stage, we also intend to address numerous market segments like the home appliances, automotive, aerospace, air conditioning, medical and energy equipment, and defense industries.

We intend to address our target markets with a model that incorporates a mix of licensing arrangements, through which we can enter certain markets indirectly through the efforts of third parties, direct product sales and sales together with complementing distribution partners. We believe this distribution strategy, together with a manufacturing strategy based on outsourcing and manufacturing partnership, will enable us to rapidly gain market share without large investments in marketing resources or in manufacturing capacity.

Commercialization

We are currently employing three parallel sales models to take our cooling technology to the market.

The first is a licensing model, which we use in specific industries or industry segments. We believe that giving licensing partners exclusive rights in certain specific areas represents an expedient way of creating certain revenues with relatively low financial risks. We believe that this model will also help to create visibility and credibility for our technology in other industries. We plan to pursue this sales alternative when we can find synergies between our technology and our partners’ manufacturing capabilities. We have entered into two strategic patent license and sales exclusivity partnerships, one with Asia Vital Components (AVC) and one with Yeh-Chiang Technology Corp (YCTC).

The second sales model is through direct sales activities, either through an internal Celsia sales force or through joint ventures. We believe that the direct sales model will help increase our revenues, but may also entail increased financial risks. We plan to pursue this strategy when a technology shift is taking place in a particular industry that can be taken advantage of by us, or when an industry is fragmented and barriers to entry are low. Under this model, we plan to manage our supply, manufacturing, and distribution chains through sub contractors or by utilizing the manufacturing expertise of our supply partners. This strategy has resulted in several test orders together with a limited number of commercial orders to the Company.

The third sales model is through distribution partnerships, where we partner with strong industry leaders in our target markets. This sales model is designed to serve as a strong complement, and faster method, of selling our cooling devices to the market place. Pursuant to this strategy, we have entered into (i) a sales and development agreement with Graftech AET (ii) a sales agent contract with Kubo Kinzoku and (iii) a distribution agreement with Lighting Science Group in the US.

Competition

Although we believe that our technology represents the next generation cooling solution in our target markets, we face and will continue to face intense competition. This competition consists of companies attempting to develop and market products similar to ours, as well as products incorporating alternative technologies. Although we believe that we have a degree of market exclusivity with respect to some of our products due to registered or pending intellectual property rights, there can be no guarantees that competitors will not successfully market products similar to ours, whether or not such products may infringe on our intellectual property rights. Even if we are ultimately successful in challenging competitors’ use of our intellectual property, any such challenge will likely be both expensive and time consuming, and our competitive position could be adversely affected notwithstanding successful legal actions to enforce our intellectual property rights.

In addition, there are several alternative technologies currently being developed and marketed to address the same market demands as our products. Although we believe our technologies provides a highly competitive solution when compared to alternative technologies, it is possible that the market may adopt one of these alternative technologies, which may in turn become a recognized industry standard. Wide market adoption of one or more of these alternative technologies would have an adverse affect on our competitive position. In addition, we may also face competition from technologies not yet developed, whether such future technologies address the cooling issues directly or indirectly through the development of products, which produce less heat and therefore do not require an improved cooling solution.

In addition to the various forms of competition faced by us, it is likely that many of our competitors will be much larger and better capitalized than we are, with substantially more resources to devote to the development, manufacture, and sales of cooling technology solutions. Such competitors may also benefit from existing relationships and reputations within the PC, flat panel display, the LED lighting, and communication and entertainment industries.

Management Team

Our senior management is led by Hakan Wretsell, our Chief Executive Officer, and Michael Karpheden, our Chief Financial and Operating Officer. Other members of our management team, which include Dr. Jae-Joon Choi, Ph.D., our Chief Technology Officer, and George Meyer, our Chief Marketing Officer, consist of senior level executives who have extensive experience in management, business development, marketing and sales, and systems development. In addition to our management team, we believe we have assembled a highly capable and active Board of Directors. Furthermore, we have established a strong Advisory Board with professionals with extensive industry experience.

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

Iceon 1000C Desktop Cooler

The Company’s Iceon 1000C Desktop CPU cooler incorporates Celsia’s patented technology to form the basis for what the Company believes is the highest performance cooler in its class on the market today. Iceon 1000C is composed of Celsia’s NanoSpreaders, a pure aluminum base plate and a set of pure copper fins that are bonded together to assure a high efficiency heat transfer from the CPU to air. Because of this design, the Iceon can use a slow speed fan making it a nearly silent cooling system. The Iceon 1000C and its components are covered by multiple pending patents.

Iceon 1000CG Graphic card cooler

The Company’s Iceon 1000CG is similar to the Iceon 1000C, based on Celsia’s patented Nano spreader technology, and gives the user performance and sound level advantages. The Iceon 1000CG includes a fan package and Celsia’s thin and light heat spreader technology. This combination allows for low fan speed, which gives low sound levels and increased fan life. The Iceon 1000CG and its components are covered by multiple pending patents.

Current Technology Focus

Management is currently focusing on the NST opportunity because we believe this technology offers a faster, more straightforward way to commercialization. In addition, we believe the NST offers potential customers an economical alternative. All current product and customer projects are based on the NST, which is where the main part of our resources is being allocated.

Sales and Marketing

Sales

We execute our commercialization strategy either by interacting directly with the potential customer (direct sales), or indirectly through partnerships (licensing or distribution partners), as described under “Commercialization” above.

The Company manages all customer opportunities in projects where our sales and engineering resources are deployed. The projects are initiated either through direct contacts with the customer, through our strategic partners or through customer inquiries generated through marketing activities such as public relations.

We are currently managing between 30 to 40 customer projects. Our projects are being managed through different stages, starting with initial designs, samples and quotes, and ending with design wins and commercial purchase orders. We have projects in all stages as well as in all of our targeted markets. We have also received and executed several commercial orders.

Marketing

We plan to tailor and adapt our technology and product portfolio to our target markets. Our management believes that our product offers very competitive performance to existing alternatives, and can be manufactured at a similar or lower cost than those alternatives. This gives us numerous alternatives in regards to marketing messages and competitive positioning. Regardless of the competitive environment, we feel confident going to the market with business proposals that are lowering barriers to entry. We plan to utilize price-performance trade-offs to rapidly create partnerships and make in-roads to targeted markets.

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

We plan to build value through marketing based assets, such as brand, customer and employee relationships, channel relationship, supplier relationship, and intellectual capital. Our strategy is to minimize our ownership of physical assets. We aim to effectively employ and manage outsourced manufacturing capacity. Our belief is that value creation derives from building intellectual capital instead of owning fixed assets such as factories, buildings, etc. However, we do expect to own limited manufacturing capacity to enable shipment of sample products, supply initial series volume, and help to ensure our control of the manufacturing process.

On March 13, 2006, the Company re-branded itself as “Celsia Technologies,” which reflects its ambition to establish the Company’s unique technology under a strong brand in the thermal management marketplace. The Company changed its corporate name to reflect this re-branding in September 2006.

Manufacturing Operations

During 2006, test and sample units were provided to several potential customers in our targeted industries. The samples have been produced in our own pilot plant, which was inaugurated in September 2005. During 2006, the Company continued to ship sample and test units to numerous potential customers. The Company has also received commercial orders and has executed several commercial shipments. In addition, a significant portion of our test orders generated revenues during 2006.

Our product does not call for a complex manufacturing set up, the number of components is very limited, and we have identified key manufacturing partners. One important criterion has been a thorough knowledge in manufacturing of thermal management products.

We also believe that the manufacturing capacity of our strategic licensing and manufacturing partners, AVC and YCTC, will supply the main part of the capacity necessary for expected 2007 volumes.

Research and Development Expenditures

Research and development expenditures were approximately $747,000 and $809,000 for the years ended 2006 and 2005, respectively.

Employees

As of December 31, 2006, Celsia had 39 employees. 34 of our 39 employees are located at the Company’s Korea office.

Financing Activities

Share Exchange and Series A Offering

Overview

Effective as of July 8, 2005, Cedar Mountain entered into a Share Exchange Agreement with the shareholders of Celsia UK and certain additional parties. Immediately prior to the execution of the Share Exchange Agreement, 3,050,001 shares of Cedar Mountain common stock, par value $0.001 per share, were cancelled pursuant to agreements between Cedar Mountain and certain shareholders of Cedar Mountain (including the then sole officer and director of Cedar Mountain) for an aggregate consideration of $214,000. After the cancellation, Cedar Mountain had 1,350,023 common shares outstanding. Upon the consummation of the transactions contemplated by the Share Exchange Agreement on July 8, 2005, (i) Cedar Mountain acquired all of the outstanding shares of Celsia UK (resulting in Celsia UK becoming a wholly owned subsidiary of Cedar Mountain), (ii) Cedar Mountain issued 24,935,047 shares of common stock to the shareholders of Celsia UK and certain of their assigns, which represented 94.864% of the issued and outstanding shares of Cedar Mountain common stock, (iii) the sole director and executive officer of Cedar Mountain resigned, (iv) directors and officers associated with Celsia UK were appointed as directors and officers of the Company, (v)  Amended and Restated Articles of Incorporation of Cedar Mountain were approved and filed which, among other things, changed the name of Cedar Mountain to iCurie, Inc., and designated 30,000,000 shares of Series A Preferred Stock, par value $0.001 per share; and (vi) the new directors approved and adopted Amended and Restated Bylaws of Celsia.

Effective as of July 11, 2005, the Company issued 20,995,239 shares of Series A Preferred Stock, together with warrants exercisable for a total of 6,441,874 shares of our common stock, to various parties (referred to in this report as the “Series A Shareholders”) in exchange for approximately $12.48 million in cash (at a cash price of $0.88 per share of Series A Preferred Stock) and the transfer to us on the terms described herein of $4.6 million of previously issued promissory notes issued by various parties (we refer to these transactions collectively as the “Series A Offering”). The Series A Offering was effectuated pursuant to Subscription Agreements (in the case of cash sales) and a Preferred Stock Purchase Agreement (in the case of the issuance of Series A Preferred Stock for promissory notes) between Celsia and the stock recipients, each effective as of July 11, 2005. In connection with the Series A Offering, we also entered into a Registration Rights Agreement dated as of July 11, 2005 with Celsia UK shareholders, Series A Shareholders, and certain additional parties (the “Registration Rights Agreement”), as described in this section under “Registration Rights Agreement.”

Pursuant to the Share Exchange Agreement, the Company agreed to assume the obligations of Celsia UK under a Placement Agent Agreement between Celsia UK, Indigo Securities LLC, and Axiom Capital Management Inc. (we refer to Indigo and Axiom collectively as the “Placement Agent”), pursuant to which the Placement Agent was compensated by us for its services in connection with the Share Exchange Agreement and the Series A Offering, as described in this section under “Compensation to Placement Agent.” In connection with the Share Exchange Agreement and Series A Offering, the Company also granted warrants exercisable for a total of 270,000 shares of our common stock to a party that identified Cedar Mountain as a potential participant in the share exchange.

In connection with the share exchange and Series A Offering, (i) our executive officers entered into employment agreements as described under Item 10 “Executive Compensation,” (ii) we advanced a major shareholder $500,000 payable under a pre-existing revenue sharing agreement and entered into certain related transactions with such shareholder, (iii) we cancelled a $1.1 million promissory note made by an executive officer in exchange for 1.25 million shares of our common stock owned by such officer, (iv) an option for 440,000 shares of Celsia UK common stock held by an executive officer was cancelled in exchange for a warrant to purchase 1,097,142 shares of our common stock, (v) our executive officers were paid certain accrued but previously unpaid salaries in cash and shares of our common stock and (vi) an executive officer agreed to indemnify us against certain potential liabilities related to our then-contemplated acquisition of 19.2% of Celsia Korea (which was subsequently acquired on September 1, 2005). Additional information regarding the matters set forth in (ii) - (vi) above is set forth under Item 12 “Certain Relationships and Related Transactions.”

The above transactions were reported and described in the Company’s Form 8-K dated July 8, 2005, as amended.

Description of Note Conversion

Pursuant to the Preferred Stock Purchase Agreement, secured convertible interim promissory notes (the “Notes”) which were issued by Celsia UK and two of its shareholders, Hansen Gray & Company, Inc. and Dr. Jeong-Hyun Lee, in the aggregate principal amount of $4,600,000, were exchanged for approximately 6,810,000 shares of Series A Preferred Stock. The number of shares of Series A Preferred Stock issued in the Note conversion equaled the approximate number derived by dividing (i) $4,100,000 principal amount of the Notes by $0.66, and (ii) $500,000 principal amount of the Notes by approximately $0.83, representing a twenty-five percent (25%) and five percent (5%) discount from the cash offering price of the Series A Preferred Stock, respectively. The shares of Series A Preferred Stock issued upon conversion of the Notes have the same rights, preferences and privileges as all other shares of Series A Preferred Stock.

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

Series A Registration Rights Agreement

Initial Registration. The Series A Registration Rights Agreement required us to use our reasonable best efforts to file the registration statement by September 8, 2005 and cause the registration statement to become effective no later than one hundred and twenty (120) days after July 11, 2005. Under the terms of the Series A Registration Rights Agreement, if the registration statement was not filed within 60 days of July 11, 2005 or declared effective within 120 days of July 11, 2005 (each a “Non-Registration Event”), then for each 30 day period during the pendency of such a Non-Registration Event, we were required to pay to the purchasers of the Series A Preferred Stock an amount equal to one percent (1%) of the purchase price paid for the Series A Preferred Stock ($0.88 per share), which could be paid in cash or in shares of Series A Preferred Stock (valued at $0.88 per share), at the Company’s option. The registration statement was filed on October 6, 2005 and the registration statement was declared effective in April 2006. As a result of the Non-Registration Events, in August 2006, the Company issued 970,550 shares of Series A Preferred Stock to the purchasers of Series A Preferred Stock.

Demand Rights. If the initial registration statement does not register all shares of common stock as required by the Series A Registration Rights Agreement, owners of Series A Preferred Stock holding more than $500,000 in value of the securities to be registered may require us to use our best efforts to cause such shares to be registered on other registrations, subject to certain conditions. We shall not be obligated to affect more than two (2) registrations under these demand right provisions.

Piggy-Back Rights. If the initial registration statement does not register all shares of common stock as required by the Series A Registration Rights Agreement, owners of Series A Preferred Stock shall be entitled to “piggy back” registration rights on all registrations of the Company or on any demand registrations of any other investor, subject to certain conditions and the right of the Company and its underwriters to reduce the number of shares proposed to be registered in view of market conditions.

S-3 Rights. If the initial registration statement does not register all shares of common stock as required by the Series A Registration Rights Agreement, owners of Series A Preferred Stock shall be entitled to unlimited demand registrations on Form S-3 (if available to the Company) subject to certain conditions, so long as such registered offerings are not less than $500,000.

Expenses. The Company shall bear registration expenses (exclusive of underwriting discounts and commissions) of the initial registration and all such demands, piggy backs, and S-3 registrations (including the expense of one special counsel for all Series A Preferred Stock selling shareholders).

Hansen Gray/CHL. The common stock of the Company held by Hansen Gray & Company, Inc. and CHL Investment Partnership (prior shareholders of Celsia UK) will not be registered, although such parties do have the right to demand registration of their common stock beginning six (6) months and twelve (12) months, respectively, after the effective date of such registration statement. We are required to pay certain liquidated damages if we do not register the shares of Hansen Gray & Company, Inc. and CHL in accordance with these demand rights. The Series A Registration Rights Agreement also imposes certain sale restrictions on Hansen Gray & Company, Inc. prior to the registration of its shares of our common stock.

Summary of Prior Financings

December 2004 Bridge Financing. On December 2, 2004, Hansen Gray issued secured convertible promissory notes (the “HG Notes”) in the aggregate principal amount of $2,500,000 to various purchasers (the “HG Noteholders”). All of the proceeds of the HG Notes were distributed to Celsia UK. Upon consummation of the Series A Offering, the principal amount of the HG Notes was exchanged for 3,787,863 shares of Series A Preferred Stock. Upon such exchange, each HG Noteholder received the number of shares of Series A Preferred Stock equal to the number derived by dividing the principal amount of the Noteholder’s Note by $0.66 (subject to rounding), representing a twenty-five percent (25%) discount from the cash offering price per share of the Series A Preferred Stock.

In connection with the issuance of the HG Notes, Celsia UK also agreed to issue, and in the Series A Offering we did issue, the HG Noteholders five-year warrants to purchase an aggregate of 710,214 shares of common stock. Each such warrant entitles the holder thereof to purchase the number of shares of common stock equal to (i) twenty-five percent (25%) of the aggregate principal amount of the applicable HG Note, divided by (ii) 0.88 (subject to rounding), at an exercise price per share equal to $0.88. The warrants contain customary anti-dilution provisions. As part of the share exchange, Hansen Gray also transferred to the HG Noteholders an aggregate of 1,496,103 shares of common stock.

Also in connection with the issuance of the HG Notes, Dr. Lee issued a personal promissory note for $1,100,000 to an affiliate of the HG Noteholders. In connection with the Series A Offering, the holder of Dr. Lee’s note transferred the Note to us in exchange for approximately 1,667,000 shares of Series A Preferred Stock. We then cancelled the note in exchange for approximately 1,250,000 shares of Dr. Lee’s common stock (valued at $0.88 per share for an aggregate value of $1,000,000). See Item 12 “Certain Relationships and Related Transactions, and Director Independence.”

2005 Bridge Financings. On each of March 17 and April 25, 2005, Celsia UK issued secured convertible promissory notes (the “2005 Notes”) in the principal amount of $500,000 to various purchasers (the “2005 Noteholders”), for an aggregate combined issuance of $1,000,000. The 2005 Notes ranked senior to all other debt of Celsia UK. As part of the Series A Offering, the 2005 Notes were exchanged for approximately 1,355,600 shares of Series A Preferred Stock. Upon such exchange, each 2005 Noteholder received the number of shares of Series A Preferred Stock equal to the number derived by dividing the principal amount of the Noteholder’s 2005 Note and accrued and unpaid interest by (i) $0.66 in the case of the $500,000 March 17 note issuance and (ii) approximately $0.83 in the case of the $500,000 April 25 note issuance (in each case subject to rounding), representing a twenty-five percent (25%) and five percent (5%) discount, respectively, from the cash offering price of the Series A Preferred Stock.

In connection with issuance of the 2005 Notes, Celsia UK also agreed to issue, and in the Series A Offering we did issue, the 2005 Noteholders five-year warrants to purchase 482,946 shares of common stock. Each such warrant relating to the March 17 note issuance entitles the holder thereof to purchase the number of shares of common stock equal to (i) eighty percent (80%) of the aggregate principal amount of the applicable 2005 Note, divided by (ii) 0.88 (subject to rounding), at an exercise price equal to $0.88 per share (subject to rounding). Each such warrant relating to the April 25 note issuance entitles the holder thereof to purchase the number of shares of common stock equal to (i) five percent (5%) of the aggregate principal amount of the applicable 2005 Note, divided by (ii) 0.88 (subject to rounding), at an exercise price equal to $0.88 per share. The warrants contain customary anti-dilution provisions.

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

Series B Offering

Overview

On December 16, 2005, the Company issued 3,063,402 shares of its newly designated Series B Preferred Stock, $0.001 par value per share, to certain individuals and entities (the “Series B Holders”), together with warrants (the “Series B Warrants”) to purchase approximately 1,531,700 shares of the Company’s common stock, for an aggregate of $3,063,402 in cash. The Series B Offering was effected pursuant to Subscription Agreements between the Company and the Series B Holders, each effective as of December 16, 2005. In connection with the Series B Offering, the Company entered into the Series B Registration Rights Agreement dated as of December 16, 2005 with the Series B Holders and the Series B Placement Agents (as defined below). The terms of the Series B Preferred Stock are set forth in a Certificate of Designation to the Company’s Amended and Restated Articles of Incorporation, which certificate was filed on November 30, 2005. Fifty percent (50%) of the Series B Warrants are exercisable at $1.50 per share of common stock and fifty percent (50%) of the Series B Warrants are exercisable at $3.00 per share of common stock.

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

Series B Registration Rights Agreement

Pursuant to the Series B Registration Rights Agreement, the Company is required to file a registration statement covering the common stock (i) into which the Series B Preferred Stock is convertible and (ii) for which the Series B Warrants and Series B Placement Agent Warrants are exercisable (collectively, the “Registrable Securities”) within six (6) months after the Company’s Registration Statement on Form SB−2 (Registration No. 333−128856) (filed pursuant to the Series A Offering and Registration Rights Agreement) is declared effective. The Company is required to maintain the effectiveness of the registration statement through the first anniversary of the Series B Offering and shall use its best efforts to maintain its effectiveness through the second anniversary of the Series B Offering.

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

Stock Dividends and Amendment to Articles

In the third quarter of 2006, the Company declared a dividend of shares of our common stock equal to 25% of the number of shares of Series A Preferred Stock and Series B Preferred Stock held by holders of record of Series A Preferred Stock and Series B Preferred Stock on September 30, 2006 (the “Stock Dividend”), resulting in the issuance of 5,798,253 shares of Series A Preferred Stock and 765,851 shares of Series B Preferred Stock. On August 10, 2006 the Company paid an 8% Series A stock dividend to Series A shareholders, resulting in the issuance of 1,655,746 shares of Series A Preferred Stock.

In September 2006, the Company amended its Amended and Restated Articles of Incorporation to (i) provide that neither the Stock Dividend nor the amendment to the Company’s stock incentive plan to increase the number of shares available under such plan to 15 million shares would trigger any conversion adjustment or other anti-dilution or pre-emptive rights of the Series A Preferred Stock or Series B Preferred Stock and (ii) reflect the Company’s name change from “iCurie, Inc.” to “Celsia Technologies, Inc.”

Subsequent Financing

On February 20, 2007, the Company obtained additional funds through the issuance of $1 million aggregate principal amount of secured convertible promissory notes. This transaction was reported and described in the Company’s Form 8-K dated February 20, 2007.

Description of Capital Stock

As of the date of this filing, we have issued and outstanding 36,382,038 shares of common stock, 23,061,505 shares of Series A Preferred Stock, and 3,063,402 shares of Series B Preferred Stock. Our Amended and Restated Articles of Incorporation authorize 150,000,000 shares of common stock and 100,000,000 of preferred stock, 30,000,000 of which has been designated as Series A Preferred Stock and 7,000,000 of which has been designated as Series B Preferred Stock.

Common Stock

Holders of shares of common stock are entitled to dividends as and when declared by our Board of Directors from funds legally available therefor, and upon liquidation, dissolution or winding-up of the Company are entitled to share ratably in all assets remaining after payment of liabilities. We have not paid any dividends nor do we anticipate paying any dividends on our common stock in the foreseeable future. It is our present policy to retain earnings, if any, for use in the development of our business. The holders of shares of common stock do not have preemptive rights, are entitled to one vote for each share of common stock held of record by them, and do not have the right to cumulate their votes for election of directors.

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

So long as fifty percent (50%) or more of the Series A Preferred Stock remains outstanding, the holders of the Series A Preferred Stock, voting as a separate class, shall be entitled to elect two members of our Board of Directors, one of whom will be an independent director. So long as twenty five percent (25%) or more (but less than fifty percent (50%)) of the Series A Preferred Stock remain outstanding, the holders of the Series A Preferred Stock, voting as a separate class, shall be entitled to elect one member of our Board of Directors (whether or not independent). The holders of common stock, voting as a separate class, are entitled to elect two board members, who currently are Hakan Wretsell and Dr. Lee.

The consent of the directors elected by the holders of Series A Preferred Stock is required for any action that (i) alters or changes in a material manner the rights, preferences or privileges of the Series A Preferred Stock, (ii) increases or decreases the authorized number of shares of common or preferred stock, (iii) constitutes the incurrence of indebtedness by the Company which possesses rights senior to the Series A Preferred Stock (other than indebtedness incurred in the ordinary course of our business, consistent with past practice, and certain additional exceptions), (iv) creates (by reclassification or otherwise) any new class or series of shares or securities having rights, preferences or privileges senior to or on a parity with the Series A Preferred Stock, (v) results in the redemption of any shares of common stock (other than pursuant to equity incentive agreements with service providers giving us the right to repurchase shares upon the termination of services), (vi) results in any merger, other corporate reorganization, sale of control, or any transaction in which all or substantially all of the assets of the Company are sold; except in the event that the merger, corporate reorganization, sale of control, or sale of all or substantially all of the assets of the Company results in the Series A Preferred Stock receiving three (3) times the amount paid for their Series A Preferred Stock at original issuance, (vii) amends or waives any provision of our Articles of Incorporation or Bylaws relative to the Series A Preferred Stock, or (viii) increases the authorized size of our board. The consent of the directors elected by the holders of the Series A Preferred Stock is also required for certain additional actions until such time as the registration statement of which this prospectus is a part is effective. In addition, (i) the consent of the holders of the Series A Preferred Stock, voting as a separate class, is required in order for us to authorize the issuance of any securities ranking senior to, or pari passu with the Series A Preferred Stock as to the payment of dividends or liquidation preference, and (ii) following the effectiveness of the registration statement of which this prospectus is a part, holders of fifty percent (50%) or more of the Series A Preferred Stock issued as of July 11, 2005 may require us to reincorporate in the State of Delaware.

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

Item 2.  Description of Property

The Company’s U.S. office is currently located in leased space at 1395 Brickell Avenue, Suite 800, Miami, Florida 33131, and its phone number is 305-529-6290. Celsia Korea, which is the Company’s research, development and manufacturing center, is located in Seoul, Korea. The Company’s telephone number in Korea is 011-82-2-3452-2005 and its fax number is 011-82-2-3452-3650. We believe that Korea is an excellent location to recruit highly skilled engineers. The main responsibilities of the Korean office are to develop and industrialize the planned technology portfolio, lab prototypes and pre-serial manufacturing, as well as quality control.

We currently lease office, research and manufacturing facilities in Seoul, Korea and office space in Miami, Florida. Our leased facilities in Korea consist of approximately 450 square meters of office space and approximately 750 square meters of space used as a pilot plant for product manufacturing. Approximate monthly rent (including a 10% value added tax) for the Korean office and plant is 4,730,000 KWON (approximately $5,100) and 8,527,200 KWON (approximately $9,200), respectively. The leases on the office and plant space expire in March 2008 and July 2007, respectively. Our space in Miami consists of a furnished office, which includes secretarial and other amenities at a charge of approximately $3,030 per month under a contract expiring May 2007.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

A shareholder consent was submitted to the holders of the Company’s common and preferred stock during the fourth quarter of fiscal 2006 to approve (i) an increase in the Company’s authorized shares of common stock from 150,000,000 to 500,000,000 and (ii) certain matters related to a contemplated financing transaction which was not consummated. The Company received consents from holders of 25,505,811 shares of common stock, representing 70% of the outstanding common stock, 11,383,681 shares of Series A Preferred Stock, representing 49% of the outstanding Series A Preferred Stock, and 3,000,000 shares of Series B Preferred Stock, representing 98% of the outstanding Series B Preferred Stock.

PART II

Item 5.  Market For Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities

Market Information

Our common stock is available for quotation on the Over the Counter Bulletin Board maintained by the National Association of Securities Dealers under the symbol “CSAT.OB.” There is no assurance that our common stock will continue to be quoted or that any liquidity exists for our shareholders. Prior to the share exchange and issuance of Series A Preferred Stock in July 2005, although our common stock was available for quotation on the Over the Counter Bulletin Board, there was no public trading market for our common stock and no public trades of our common stock reported on the OTC Bulletin Board during the fiscal years ended December 31, 2003 and December 31, 2004, and the first two quarters of the fiscal year ending December 31, 2005. The following table provides the quarterly high and low bids per share of common stock reported on the Over the Counter Bulletin Board for the last two quarters of 2005 and all four quarters of 2006. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Reports.

Fiscal 2005	High	Low
Third Quarter	$2.35	$1.25
Fourth Quarter	$1.60	$1.06

Fiscal 2006	High	Low
First Quarter	$1.30	$0.74
Second Quarter	$0.90	$0.35
Third Quarter	$0.70	$0.21
Fourth Quarter	$0.25	$0.11

Holders

As of March 14, 2007, the approximate number of holders of record of our common stock, which is our only class of common equity, is 167. This number does not include holders of securities in street name.

Dividends

We have not generated any material revenues nor had net profits on operations. We have not paid any cash dividends on our common stock or our preferred stock. The declaration and payment of cash dividends in the future will be determined by our Board of Directors considering the conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to the Company’s common shares that may be issued under the Celsia 2005 Stock Incentive Plan, which was approved by our shareholders and is our only equity compensation plan:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Celsia 2005 Stock Incentive Plan	4,576,015	$0.64	899,682

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our operations include research, development, sales and marketing of our own patented technology portfolio as well as operating our pilot plant. During 2006 we commercialized our technology and executed several commercial orders. We are currently involved with many potential customers in several projects designed to commercially produce and sell our products. Furthermore, technology companies face challenges as they develop and manufacture new and more powerful components and products, which generate heat and require a solution to dissipate the heat. We believe that the heat emission problem has accelerated and is now seriously threatening the development of new heat generating products in several industries. Our cooling technologies should therefore enable companies to develop new products with higher performance, increased efficiency and with smaller size. We want to become a world leader in developing and commercializing this next generation of cooling solutions for the PC, LED-lighting, flat panel display, and the communication and entertainment industries. Management has decided to focus the main part of the resources on the Nano Spreader Technology™ (NST). This technology path is meant to be a more economical and faster way to commercialize our products compared to our MCS technology.

The Company signed three sales and distribution contracts and one manufacturing and distribution contract during 2006, which is in line with our go to market strategy. These sales and distribution contracts are with Graftech’s subsidiary AET (USA), Kubo Kinzoku (Japan), and Lighting Science Group (USA). The manufacturing and distribution contract is with Yeh-Chiang Technology Corporation (YCTC). YCTC’s headquarter is in Taiwan. The Company also received its largest purchase contract in November 2006 from Daesanit in South Korea, which is worth approximately $500,000 in revenues.

The Company has produced revenues of $104,085 for the twelve months ended December 31, 2006 compared to $19,132 for the same period last year. The revenues for the three months ended December 31, 2006 were $48,671. The revenues are a result of customers paying for test samples, and commercial deliveries. Cost of sales for the twelve months ended December 31, 2006 were approximately $0.7 million compared to $0.1 million for the same period last year. This is attributable to increased production activity originating from an increasing demand for our products.

The Company is currently contemplating financing alternatives to raise additional capital to support its growth strategy. There can be no assurance that we will be able to successfully raise such capital, or that we will be able to commercialize our product portfolio without additional funds. The Company is working with tight cost controls in order to manage its commercialization process and go to market strategy. A majority of our expenses for the twelve months ended December 31, 2006 and 2005 were from selling and administrative expenses, which include research and development costs. The selling and administrative expenses for the twelve months ended December 31, 2006 were approximately $6.1 million compared to approximately $6.4 million for the same period last year. The main cost drivers are personnel costs, professional fees, and travel expenses.

We expect our product development, and project management activities to continue to be driven by commercial opportunities and undertaken as a result of potential customers requesting test units. The test orders that we receive from potential customers are fulfilled either by 1) modification of already commercialized products or 2) new solutions designed together with the potential customer. During 2006, the majority of our R&D resources were dedicated to customer projects and for the design of products with commercial opportunities. This is expected to continue during 2007.

We expect our capital expenditures over the next twelve months to be focused on complementing our pilot plant with specific volume related equipment and on specific research and development related test equipment. All investments will be driven by commercialization opportunities, customer driven projects, and/or commercial volumes.

During 2006, we continued to make progress towards building the Company and commercializing our technology. We received product test orders, which have led to several related test product deliveries. Such test products are used by potential customers to examine our products’ features and compatibility with customer products. Although such testing procedures can involve numerous steps and significant timelines, in several instances our test products have advanced beyond the test phases and been incorporated on a limited basis into commercial products. The Company has experienced continued commercialization activities, especially during the second half of 2006 with several deliveries of test samples and also a number of commercial deliveries. The company’s largest contract to date is with Daesanit for the Graphic card cooler market, which is worth approximately $500,000 in revenues.

Liquidity and Capital Resources

Our main sources of liquidity during 2006 were the approximate $10.0 million in net cash proceeds generated from our 2005 Series A Preferred Stock offering as well as the $2.8 million in net proceeds from our Series B offering in 2005. The cash outflow for 2006 has been slightly below $500,000 per month, which was consistent with our plans and included a pay off of a short-term loan in May 2006 of $231,683. Our main uses of cash during 2006 have been related to product development driven by customer projects, general and administrative expenses and, as stated above, a pay off of a short-term loan. Prior to the Series A Preferred Stock issuance in July 2005, the Company had limited liquidity and approximately $2.5 million in convertible debt.

Based on our current operating plan, we anticipate using our cash mainly to continue commercialization efforts and to expand the distribution network for our technology solutions. The main cash uses will be for sales and marketing, general and administrative, and research and development expenses. Investments will be focused on product development and manufacturing. All investments will be driven by commercialization opportunities. The total cash need for the next twelve months is estimated to be approximately $5.0 million, starting at January 1, 2007. The main portion of the cash need is for operating expenses, cost of sales, and a smaller portion is for investments in manufacturing and R&D. We expect to fund these activities through cash generated from operations, and through financing that the company is currently contemplating.

The ratio between current assets and current liabilities at December 31, 2006 was approximately 0.32. A large portion of current liabilities relates to expenses that have limited cash impact.

Notwithstanding the February 2007 note issuance described below, the Company needs to raise additional funds in order to continue its operations. There can be no assurance that we will be able to obtain the necessary funds in a timely manner or the terms on which such funds may be obtained. Since inception, we have not generated material revenue from operations and there can be no assurance that we will generate revenue in the future. We may also determine to raise additional capital if such capital can be raised on terms, which we deem appropriate.

On February 20, 2007, the Company obtained additional funds through the issuance of $1 million aggregate principal amount of secured convertible promissory notes.

Significant Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements. Although these statements are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. Significant estimates required to be made by management include the valuation of 1) investments, 2) equity securities issued, 3) prepaid royalties, and 4) registration rights.

Recent Accounting Pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. The Company is required to adopt FIN 48 on January 1, 2008, although early adoption is permitted. Celsia is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is required to adopt SFAS No. 157 on January 1, 2008, although earlier adoption is permitted. Celsia is currently evaluating the impact of adopting SFAS No. 157 on its consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. The Company plans to adopt SFAS No. 158 effective at the end of the Company’s fiscal year ending December 31, 2007. Celsia expects that the adoption of SFAS No. 158 will have no effect on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This bulletin requires companies to consider the effect of prior year misstatements for past and current financials statements when determining the materiality of these misstatements, and to make appropriate adjustments to the financial statements and related disclosures accordingly. This requirement is in effect for all companies with fiscal years ending on or before November 15, 2006. The Company adopted SAB No. 108 during the fourth quarter of 2006. Celsia has reviewed its prior year financial statements and determined that no adjustments are required for the current year.

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

Item 7.  Financial Statements

The financial statements and report of an independent registered public accounting firm are included herein immediately following the signature page to this report.

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

Item 8B. Other Information

None.

PART III

Item 9.  Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information about our executive officers and directors. Messrs. Clarke and Rugg were elected as directors by the holders of the Series A Preferred Stock in accordance with the terms of such stock. All directors and executive officers of the Company have served in such capacities since July 2005.

Name	Age	Position and Offices with the Company
Hakan Wretsell	46	Chief Executive Officer, President and Director
Michael Karpheden	45	Chief Financial Officer, Chief Operating Officer and Secretary
Dr. Jeong-Hyun Lee	42	Director*
Alan B. Miller	53	Director
David H. Clarke	65	Director
Peter Rugg	59	Director
Gregory J. Osborn	42	Director

* Resigned effective March 24, 2007

Biographies of Executive Officers and Directors

Hakan Wretsell has been Celsia’s Chief Executive Officer since September 1, 2004. Mr. Wretsell brings over fifteen years of management experience to Celsia, including executive positions with LM Ericsson (NASDAQ: ERICY), one of the largest supplier of mobile systems in the world, where he worked in various capacities from 1988-2000. Mr. Wretsell served as the Executive Vice President and General Manager, Region Americas, from 1998-2000, where he was responsible for restructuring Ericsson’s North and Latin American operations, which resulted in strong volume growth and generated more than $2.0 billion in annual sales under his leadership. Mr. Wretsell currently serves as a director of Teleplus Enterprises, Inc. (OTCBB: TLPE).

Michael Karpheden has been Celsia’s Chief Financial and Operating Officer since September 1, 2004. Mr. Karpheden served as VP of Finance & Logistics of LM Ericsson, Region Americas, consumer products, from 1998-2001. Furthermore, Mr. Karpheden held several executive positions in the US, Germany, Russia, and Sweden during his twelve-year career with Ericsson. Mr. Karpheden served as Chief Operating Officer of Strax Inc., a Latin American leader in the distribution of mobile phones and accessories, from 2002-2003, and served as Vice President, Finance and Operations, at Strax Inc. from 2001-2002. From 2003-2004, Mr. Karpheden served as President and Managing Partner of Business Growth Consultants Inc. Mr. Karpheden has over fifteen years of international financial and operational leadership experience and has extensive experience in finance and corporate governance issues. Mr. Karpheden currently serves as a director of Teleplus Enterprises, Inc. (OTCBB: TLPE).

Dr. Jeong-Hyun Lee founded Celsia Korea in 2000 and was the Chief Technology Officer of Celsia from September 1, 2004 to September 16, 2006. Dr. Lee received his doctorate from Case Western University and formerly worked with NASA and Samsung. Dr. Lee pioneered the core technology that dissipates heat quickly and efficiently from devices such as PCs, laptops and other chip driven devices.

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

David H. Clarke retired as Chairman of the Board and Chief Executive Officer of Jacuzzi Brands, Inc. in September 2006, a position he held since 1995. Mr. Clarke was Vice Chairman of Hanson PLC from 1993 and Deputy Chairman and Chief Executive Officer of Hanson Industries, the U.S. arm of Hanson, from 1992. Prior to 1992, Mr. Clarke served as President of Hanson Industries. Mr. Clarke is currently Vice Chairman of United Pacific Industries, a diversified Hong Kong based (HKSE - 176) company with operations in China and the United Kingdom. Mr. Clarke is also a member of the board of directors of Fiduciary Trust International, a subsidiary of Franklin Resources, a company engaged in investment management.

Peter Rugg is a Senior Partner of Tatum Partners, LLP in New York. He has over 30 years of diversified business experience with special competence in capital structure and creative financing alternatives. Mr. Rugg has extensive experience in international natural resource businesses and offshore business migration. He has experience in commercial and investment banking, merger and acquisitions, turnaround situations, project finance, and corporate restructuring. Mr. Rugg has managed public company financial reporting, investor relations, tax compliance and audit, budget and planning and information technology systems including relational database, desktop, and multi-currency accounting. He serves on the board of Advance Nanotech Inc. (AVNA.OB) and a number of private company and charity boards. Mr. Rugg is chairman of the Company’s audit committee.

Gregory J. Osborn is a partner at Middlebury Alternative Investment Advisors (MAIA). MAIA is also FSA registered in the UK. Mr. Osborn is a managing partner of IndiGo Ventures, LLC. Prior to launching IndiGo, Mr. Osborn founded Seed Capital, which provided new business development, strategic partnering and fundraising services for cutting-edge Internet companies, and served as head of business development for FreeRide.com. His background in finance and investment began on Wall Street, working at the headquarters offices of L.F. Rothschild & Co. and Drexel, Burnham, Lambert as an Account Executive and as Vice President at Smith Barney Harris & Upham, First Vice President at Paine Webber, and Senior Vice President of Axiom Capital Management. Mr. Osborn serves on the Board of Directors of Powerhouse Technologies Group, Inc., Children of Bellevue and ideavillage.com. Mr. Osborn also serves as corporate advisor to Advance Nanotech Inc. IndiGo Ventures is an affiliate of Indigo Securities, LLC, which acted as placement agent for, and received fees from, the Company, as described herein. He serves as the Chairman of Tasker Corp (OTCBB: TKER).

Board Composition and Committees

As of December 31, 2006, the Company had (6) six Directors on its Board of Directors. All members of our Board of Directors will hold office until the next annual meeting of stockholders and election and qualification of their successors.

The Board of Directors of Celsia has established an Audit Committee consisting of Alan B. Miller, David H. Clarke and Peter Rugg and has determined that Mr. Rugg, chairman of the Audit Committee, is (i) an “audit committee financial expert,” as defined by SEC’s regulations, and (ii) independent, as defined under SEC regulations and the rules of the Nasdaq stock market. The Board of Directors of Celsia has also established a Compensation Committee consisting of Messrs. Miller, Clarke and Rugg.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that embodies policies encouraging individual and peer integrity, ethical behavior and our responsibilities to our employees, customers, suppliers, stockholders, and the public, and includes:

•	Prohibiting conflicts of interest (including protecting corporate opportunities)

•	Protecting our confidential and proprietary information and that of our customers and vendors

•	Treating our employees, customers, suppliers and competitors fairly

•	Encouraging full, fair, accurate, timely and understandable disclosure

•	Protecting and properly using company assets

•	Complying with laws, rules and regulations (including insider trading laws)

•	Encouraging the reporting of any unlawful or unethical behavior

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

Item 10.  Executive Compensation

Annual Compensation

The following table sets forth information for each of our executive officers for the fiscal years ended December 31, 2006 and 2005. Because the Company is the successor to the business of Celsia UK and Celsia Korea, which it acquired on July 8, 2005, the information provided below relates to our executive officers’ positions with Celsia UK and Celsia Korea during the periods presented below:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary(1) ($)	Bonus(3) ($)	Stock Awards ($)		Option Awards ($)	All Other Compensation(5) ($)	Total ($)
Hakan Wretsell, President and	2006	$262,500	$488,565	$40,030		$5,969	$4,200	$801,264
Chief Executive Officer	2005	$256,000	$66,250	$94,842			$2,100	$322,250
Michael Karpheden,	2006	$220,500	$221,460	$21,445	(4)	$5,969	$4,200	$473,574
Chief Financial and Operating Officer	2005	$215,000	$46,830	$49,167			$2,100	$261.830
Dr. Jeong Hyun Lee,	2006	$175,000	–	$17,156		$2,985	–	$195,141
Ph.D.(2)	2005	$256,000	$66,250	$57,191			–	$322,250

(1)
Certain accrued and unpaid salaries were paid at the closing of the Series A Offering in July 2005. See “Employment Agreements” below and Item 12 “Certain Relationships and Related Transactions, and Director Independence.”

(2)	Dr. Lee resigned from all executive officer positions held in the Company and its subsidiaries in September 2006 and resigned as a director of the Company on March 24, 2007.

(3)	Bonus for 2006 has been accrued but not paid. The bonus shall be paid in a combination of cash, stock grants, and stock options.

(4)	Mr. Karpheden forfeited 306,356 shares of common stock on December 31, 2006.

(5)	Messrs. Wretsell and Karpheden received car allowances as indicated above and Dr. Lee was provided with a company car at an incremental cost to the Company of less than $10,000 per year.

Employment Agreements

Hakan Wretsell and Michael Karpheden have each entered into employment agreements with the Company. The employment agreements are effective until January 1, 2007, replaced such officers’ prior employment agreements with Celsia UK, and contain customary provisions regarding the ownership and assignment of all intellectual property (all of which is and remains our sole property), prohibitions on solicitation of customers and employees following termination of employment, our right to terminate such officers at any time for cause, or without cause upon a payment equal to six months of such officer’s base salary (plus six month’s continuation of certain benefits) and access to broad based Company benefit plans. The following chart sets forth certain summary information regarding base salary, bonus and equity compensation provided in the employment agreements:

	Mr. Wretsell	Mr. Karpheden

Annual Salary	$262,500	$220,500

Closing Bonus(1)	$40,000 and 45,455 shares of common stock	$33,600 and 38,182 shares of common stock

2005 Bonus(2)	Up to 100% of base salary ($262,500)	Up to 60% of base salary ($132,500)

2006 Bonus(2)	Up to 300% of base salary	Up to 180% of base salary

Stock Grants (3)	1,633,897 shares of common stock	1,143,728 shares of common stock

Stock options (3)	326,779 shares of common stock	326,779 shares of common stock

Accrued Unpaid Salary (4)	$30,207 and 34,326 shares of common stock	$22,708 and 25,805 shares of common stock

(1)	Closing bonus paid on September 1, 2005

(2)
Annual bonus amounts are determined based on financial and non-financial targets. Amounts to be paid in a combination of cash, stock options, and shares of our common stock (valued at then-current market price).

(3)	Options and grants vested in full as of December 31, 2006. Options have an exercise price of $0.88 per share.

(4)	Represents accrued and unpaid salary for periods prior to the Series A Offering. Amounts were paid/issued July 11, 2005. See “Certain Relationships and Related Transactions”.

In addition to the stock awards reflected above, in 2006 the Company awarded Messrs. Wretsell and Karpheden certain additional stock options and restricted stock grants as reflected under "Outstanding Equity Awards At Fiscal Year End." On March 22, 2007, Messrs, Wretsell and Karpheden entered into employment letters with the Company effective January 1, 2007, which set forth the terms of their continued employment with the Company from such date. The employment letters are described in and attached as exhibits to the Company’s Form 8-K dated March 22, 2007.

We have also adopted the Celsia 2005 Stock Incentive Plan to create a pool of shares of common stock available for options and other equity grants. The incentive plan will be used for attracting and retaining employees, directors and consultants and will be granted at fair market value from time to time under the guidance and approval of our Board of Directors or its Compensation Committee, if one is later established. In the third quarter of 2006, the Company and its shareholders approved an amendment to the incentive plan to increase the number of available shares under the plan from 9,803,380 to 15,000,000.

On August 18, 2006, the Company entered into an agreement with Dr. Lee pursuant to which Dr. Lee agreed to resign as Chief Technology Officer effective September 16, 2006. Pursuant to such agreement, the Company agreed to pay Dr. Lee his normal salary through August 31, 2006 and to reimburse Dr. Lee for certain business related expenses of approximately $91,000. The agreement superseded Dr. Lee’s employment agreement entered into by and among Celsia UK, Celsia Korea and Dr. Lee dated July 11, 2005, as described in the Company’s previous SEC filings.

Outstanding Equity Awards

The following table sets forth information relating to outstanding equity awards as of December 31, 2006:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

	Option Awards			Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Hakan Wretsell	326,779	$0.88	2015	1,535,877	$276,458
	81,695	$0.19	2016
Michael Karpheden	326,779	$0.88	2015	1,129,687	$203,344
	81,695	$0.19	2016
Dr. Jeong-Hyun Lee, Ph.D.	217,853	$0.88	2015	–	–

Director Compensation

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
Alan Miller	$8,000	$2,750	$10,750
David Clarke	$7,000	$2,750	$9,750
Peter Rugg	$12,000	$2,750	$14,750
Gregory Osborn	-	-	-

The external directors of the Company, Alan Miller, David Clarke, and Peter Rugg, each received an option to purchase 100,000 common shares, 50,000 of which vested upon issuance in December 2005 as an appointment bonus, and the remaining 50,000 shall vest quarterly through June 30, 2007. Indigo Ventures LLC, where Greg Osborn is a managing partner, receives a monthly fee of $15,000 for consulting services. In addition, Mr. Osborn is affiliated with the Placement Agent in the Series A Offering and the Series B Placement Agent in the Series B Offering.

Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth, as of March 14, 2007, information regarding the beneficial ownership of shares of our common stock by each person known by us to own five percent or more of the outstanding shares of our common stock, by each of our executive officers, by each of our directors, and by all executive officers and directors as a group. Beneficial ownership of shares is determined in accordance with SEC rules and generally includes any shares over which a person exercises sole or shared voting or investment power. The information set forth below, including ownership percentages and voting power percentages, is based on an aggregate of 36,382,038 shares of common stock outstanding as of March 14, 2007. All shares of common stock underlying Series A Preferred Stock or Series B Preferred Stock owned by each person and common stock underlying warrants, stock options or other stock-based awards that are presently exercisable or exercisable within 60 days of the date of this prospectus by each person are deemed to be outstanding and beneficially owned by the person holding the Series A Preferred Stock or Series B Preferred Stock, stock options, warrants, and other stock-based awards respectively, for the purpose of computing the ownership percentage of that person, but are not considered outstanding for the purpose of computing the percentage ownership of any other person.

Unless otherwise indicated, to our knowledge, each person listed in the table below has sole voting and investment power with respect to the shares shown as beneficially owned by such person, except to the extent applicable law gives spouses shared authority. Except as otherwise noted, each shareholder’s address is c/o Celsia Technologies, Inc., 1395 Brickell Avenue, Suite 800, Miami, Florida, 33131.

NON-MANAGEMENT BENEFICIAL OWNERS

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner	Percent of Class
Hansen Gray & Company, Inc. 6100 Neil Road, Suite 500 Reno, Nevada 89511	8,629,376	23.72%

CHL Investment Partnership 475-1 Gwachundong, Gwachun Shi, Gyeong Gi Do, Republic of Korea 427-080	2,493,505	6.85%

Gryphon Master Fund, LP(1) 100 Crescent Court, Suite 475 Dallas, Texas 75201	4,534,090	11.29%

Invision Company Ltd. (2) CPG Primatrust SA, 12, rue de Saint-Victor 1206 Geneva, Switzerland	5,250,000	12.84%

GSSF Master Fund, LP(3) 100 Crescent Court, Suite 475 Dallas, Texas 75201	2,575,394	6.69%

OFFICERS AND DIRECTORS

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Jeong Hyun Lee, Ph.D.(4)	12,663,326	33.59%
Hakan Wretsell(5)	2,587,880	6.95%
Michael Karpheden(6)	1,630,573	4.40%
Greg Osborn(7)	422,221	1.15%
Peter Rugg(8)	178,191	0.49%
David Clarke(9)	93,750	0.26%
Alan Miller(10)	93,750	0.26%
Officers and Directors as a Group(11)	17,669,691	44.30%

(1)	Includes 3,081,818 shares of Series A Preferred Stock, 770,454 shares of common stock and warrants to purchase 681,818 shares of common stock.

(2)	Includes 3,000,000 shares of Series B Preferred Stock, 750,000 shares of common stock and warrants to purchase 1,500,000 shares of common stock.

(3)	Includes 1,749,711 shares of Series A Preferred Stock, 437,426 shares of common stock and warrants to purchase 388,257 shares of common stock.

(4)
Includes (i) 11,348,332 shares of common stock, (ii) options to acquire 217,852 shares of common stock which will be exercisable within sixty (60) days and (iii) warrants to purchase 1,097,142 shares of common stock. Dr. Lee is also the sole general partner of CHL Investment Partnership, and may be deemed to beneficially own the shares held by such entity.

(5)
Includes (i) 1,743,509 shares of common stock and (ii) options to acquire 408,494 shares of common stock which will be exercisable within sixty (60) days and (iii) 435,877 shares of common stock which will vest within 60 days.

(6)
Includes (i) 916,392 shares of common stock and (ii) options to acquire 408,494 shares of common stock which will be exercisable within sixty (60) days and (iii) 305,687 shares of common stock which will vest within 60 days.

(7)
Includes (i) 127,716 shares of common stock, (ii) 211,646 shares of Series A Preferred Stock and (iii) warrants to purchase 82,859 shares of common stock. Mr. Osborn is a Managing Partner of Indigo Ventures LLC, which beneficially owns 1,115,843 shares of our common stock (which includes warrants to purchase 352,578 shares of common stock and 763,265 shares of Series A Preferred Stock).

(8)
Includes (i) 25,543 shares of common stock, (ii) 42,328 shares of Series A Preferred Stock, (iii) options to acquire 93,750 shares of common stock which will be exercisable within sixty (60) days and (iv) warrants to purchase 16,570 shares of common stock.

(9)
Includes options to acquire 93,750 shares of common stock which will be exercisable within sixty (60) days. Mr. Clarke is affiliated with GSB Holdings, Inc., which beneficially owns 506,665 shares of our common stock (which includes (i) 153,259 shares of common stock, (ii) 253,975 shares of Series A Preferred Stock and (iii) warrants to purchase 99,431 shares of common stock).

(10)
Includes options to acquire 93,750 shares of common stock which will be exercisable within sixty (60) days. Mr. Miller is a director of Hansen Gray & Company, Inc., a significant shareholder of the Company, as reported above.

(11)	Seven individuals.

Item 12.  Certain Relationships and Related Transactions, and Director Independence

Related Transactions

In connection with the acquisition of Celsia Korea and its intellectual property in 2004, Celsia UK agreed to pay CHL Investment Partnership and Hansen Gray a royalty fee equal to two percent (2%) of Company revenues over $25 million, up to an aggregate royalty of $50 million. CHL Investment Partnership receives fifty-seven percent (57%) and Hansen Gray receives forty-three percent (43%) of such royalty. This arrangement is documented in a Revenue Share Agreement dated as of May 18, 2005. At the closing of the Series A Offering, Hansen Gray received a cash advancement of $500,000 against its right to receive these royalty payments from us.

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

As discussed above in Item 1 “Description of Business - Financing Activities,” Hansen Gray issued the $2,500,000 of HG Notes to the HG Noteholders in 2004. Pursuant to the Preferred Stock Purchase Agreement, the HG Noteholders transferred their notes to us in exchange for approximately 3,787,863 shares of Series A Preferred Stock (reflecting an approximate twenty-five percent (25%) discount from the per share cash offering price of $0.88 per share). Hansen Gray then entered into an agreement with us pursuant to which: (i) Hansen Gray cancelled an outstanding note of $1,500,000 previously issued by Celsia UK to Hansen Gray; (ii) we paid an advance of $500,000 to Hansen Gray from amounts payable in the future to Hansen Gray under the Revenue Share Agreement; (iii) Hansen Gary executed a $1,500,000 debenture in favor of the Company; and (iv) secured its obligation under such debenture by its right to receive payments under the Revenue Share Agreement. The $2,500,000 in HG Notes, Dr. Lee’s $1,100,000 note and the $1,000,000 in 2005 Notes, constitute the $4,600,000 Note conversion referred to elsewhere in this report.

Hansen Gray had an outstanding promissory note for $525,000 to Donald Jennings, which was exchanged for 596,591 shares of our common stock otherwise issuable to Hansen Gray pursuant to the share exchange.

Celsia UK owns 527,000 common shares of Hansen Gray, and Hakan Wretsell and Michael Karpheden each own 25,000 common shares and warrants to purchase 129,167 common shares of Hansen Gray (which amounts, in the aggregate, represent approximately one and a half percent (1.5%) of Hansen Gray’s common shares on a fully diluted basis). Dr. Lee owns 2,000,000 common shares of Hansen Gray (which amounts to approximately 3.33% of Hansen Gray’s common shares on a fully diluted basis).

Dr. Lee held an option exercisable for 440,000 shares of Celsia UK common stock, which was converted at the closing of the Series A Offering into a warrant exercisable for 1,097,142 shares of our common stock at an exercise price of $1.09 per share.

Mr. Wretsell, Mr. Karpheden and Dr. Lee were owed aggregate earned but unpaid salaries of $60,414, $45,417 and $120,248, respectively, which were paid at the closing of the Series A Offering. Approximately fifty percent (50%) of these amounts were paid in cash and fifty percent (50%) in shares of common stock (valued at $0.88 per share solely for such compensation purposes and without regard to fair market value).

AVC owns a convertible bond of Celsia Korea with a current outstanding amount of KWON 300,000,000 (approximately $300,000) due December 10, 2007. AVC has waived its conversion and certain other rights under this instrument.

As reported in our 8-K dated August 26, 2005 and filed with the SEC on September 1, 2005, Celsia UK acquired from Mr. Won Gyu Moon the 54,619 shares of common stock of Celsia Korea (approximately 19.8% of Celsia Korea’s common stock) not previously owned by Celsia UK. The purchase price for the shares was 2,046,638,345 KWON (approximately $1.99 million), plus an amount equal to certain transfer taxes in an aggregate amount of approximately 31,009,147 KWON (approximately $30,000), for a total amount payable by us of 2,077,647,492 KWON (approximately $2.02 million). Mr. Moon agreed to acquire the Celsia Korea shares from Ms. Il Han Kim, the wife of Dr. Jeong Hyun Lee, Ph.D., a director of Celsia UK. Ms. Kim in turn agreed to acquire the shares from 14 individuals and entities (the “Minority Shareholders). The transactions between (i) Celsia UK and Mr. Moon, (ii) Mr. Moon and Ms. Kim and (iii) Ms. Kim and the Minority Shareholders were consummated in one closing process, and neither Mr. Moon nor Ms. Kim realized any profit or received any commission or other form of remuneration in connection with the transactions, although Celsia UK agreed to reimburse such individuals for transfer taxes in the amount referred to above.

Indigo Ventures LLC, where Greg Osborn is a managing partner, receives a monthly fee of $15,000 for consulting services.

Director Independence

Each of Alan B. Miller, David H. Clarke and Peter Rugg has been determined to be “independent” under the rules of the Nasdaq stock market.

Item 13.  Exhibits

A list of exhibits filed herewith is contained in the exhibit index that immediately precedes such exhibits and is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years ended December 31, 2006 and 2005 were $105,250 and $85,250, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2006 and 2005 were $4,750 and $56,450, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2006 and 2005 were $9,650 and $0, respectively.

All Other Fees

The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended December 31, 2006 and 2005 were $0 and $0, respectively.

Board of Directors/Audit Committee

It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Audit Committee (and prior to the Audit Committee’s formation in August 2005, the Board of Directors). The Audit Committee approved all of the services described above in this Item 14 in advance (other than services performed prior to August 2005, which were approved in advance by the Board of Directors).

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELSIA TECHNOLOGIES, INC.

Date: March 26, 2007	By:	/s/ Hakan Wretsell
Hakan Wretsell, President and Chief Executive Officer (Principal Executive Officer)

Date: March 26, 2007	By:	/s/ Michael Karpheden
Michael Karpheden, Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hakan Wretsell *	President, Chief Executive Officer and Director	March 26, 2007
Hakan Wretsell

/s/ Michael Karpheden	Chief Financial Officer	March 26, 2007
Michael Karpheden

/s/ Alan B. Miller *	Director	March 26, 2007
Alan B. Miller

/s/ David H. Clarke *	Director	March 26, 2007
David H. Clarke

/s/ Peter Rugg *	Director	March 26, 2007
Peter Rugg

/s/ Gregory Osborn *	Director	March 26, 2007
Gregory Osborn

* By: /s/ Michael Karpheden	Individually and as Attorney-in-Fact	March 26, 2007
Michael Karpheden

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

INDEX TO FINANCIAL STATEMENTS

Celsia Technologies Inc. and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2006 and 2005

Page

Report of Independent Registered Public Accounting Firm	F-1

Financial Statements:

Consolidated Balance Sheet as of December 31, 2006	F-2

Consolidated Statements of Operations for the years ended December 31, 2006 and 2005	F-3

Consolidated Statement of Stockholders' Equity for the years ended December 31, 2006 and 2005	F-4

Consolidated Statements of Cash Flows for the years ended December 31, 2006 and 2005	F-5

Notes to Consolidated Financial Statements	F-6-13

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
Celsia Technologies, Inc.

We have audited the consolidated balance sheet of Celsia Technologies, Inc. (formerly iCurie, Inc.) as of December 31, 2006, and the related consolidated statements of operations, stockholder’s equity (deficit) and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celsia Technologies, Inc. at December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States of America.

As described in note 4 of the Notes to the Consolidated Financial Statements, Celsia Technologies, Inc. adopted Statement of Financial Accounting Standards No. 123(R), “Shared Based Payment,” effective January 1, 2006.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at December 31, 2006 the Company and its subsidiaries have commenced limited revenue producing operations and have an accumulated deficit of $23,736,817. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in regard to its future operations are also discussed in notes 1 and 6.

PKF

Certified Public Accountants
A Professional Corporation

March 23, 2007
New York, NY

Celsia Technologies, Inc. and Subsidiaries
Consolidated Balance Sheet
as of December 31, 2006
(US Dollars)

Assets
Current Assets
Cash and cash equivalents	$295,400
Receivable	55,452
Inventory	128,513
Prepaid expenses	34,292
Other	40,627
Total current assets	554,284

Guarantee deposits	130,806
Advance payments	135,103

Furniture and equipment, net (note 1)	693,972
Royalty Advance (note 3)	500,000
Other	25,624

Total assets	$2,039,789

Liabilities and Stockholders' Equity
Current liabilities
Accounts payable	$420,770
Bond Payable (note 5)	302,305
Accrued expenses
Payroll and Related	1,293,616
Other	96,810
Other	19,624
Total current liabilities	2,133,125

Accrual for Employee Retirement Benefits (note 3)	147,112

Total liabilities	2,280,237

Stockholders' equity (deficit) (note 4)
Preferred Stock, Series A; $.001 par value; 30,000,000 shares authorized; 23,061,505 issued and outstanding	23,061
Preferred Stock, Series B; $.001 par value; 7,000,000 shares authorized; 3,063,402 issued and outstanding	3,063
Common stock; $.001 par value; 150,000,000 shares authorized; 36,382,038 issued and outstanding	36,382
Common stock Subscribed	3,069
Additional paid-in-capital	23,549,358
Other comprehensive loss	(118,564)
Accumulated (deficit)	(23,736,817)
Total stockholders' equity (deficit)	(240,448)

Total liabilities and stockholders' equity (deficit)	$2,039,789

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(US Dollars)

	Years Ended
	December 31,
	2006	2005

Revenue	$104,085	$19,132

Costs and expenses
Cost of Sales	713,526	124,957
Selling and Administrative expenses (note 4)	6,133,966	6,362,542
Depreciation	34,601	95,287
Amortization of deferred financing cost (note 1)	-	311,323
Miscellaneous (income) expense	(56,071)	26,141
Total costs and expenses	6,826,022	6,920,250

Operating (loss)	(6,721,937)	(6,901,118)

Other income (expenses)
Loss on disposal of furniture and equipment	(45,900)	-
Loss on Investment	(110,670)	(105,903)
Interest and other income	140,208	100,324
Interest expense (note 5)	(29,920)	(266,781)

Total other income (expenses)	(46,282)	(272,360)

Net (loss)	$(6,768,219)	$(7,173,478)

Dividend on Series A Preferred Stock (Note 4)	$(3,447,088)	$(651,489)

Net Loss Attributable to Common Shareholders	$(10,215,307)	$(7,824,967)

Net Loss per Share:
Basic and Diluted	$(0.32)	$(0.29)
Weighted Average Shares Outstanding
Basic and Diluted	31,509,898	26,954,611

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity
for the Years Ended December 31, 2006 and 2005

						Other
	Common &	Additional	Common		Unearned	Comprehensive
	Preferred Stock	Paid-in Capital	Stock Subscribed	Offering Costs	Stock Compensation	Income (Loss)	Accumulated (Deficit)	Total

Balance @ December 31, 2004	$1	$2,478,483	$3,000,000	$(258,813)	$-	$(53,355)	$(6,468,111)	$(1,301,795)

Capital stock subscribed	1,631,631	1,220,199	(3,000,000)	258,813	-	-	-	110,643

Debt beneficial conversion feature	-	192,959	-	-	-	-	-	192,959

Effects of July Recapitalization	(1,606,596)	1,641,440	-	-	-	-	-	34,844

Issued Preferred stock, series A	20,995	10,454,336	-	-	-	-	-	10,475,331

Issued Preferred stock, series B	3,063	2,835,457	-	-	-	-	-	2,838,520

Stock compensation (common)	4,281	339,063	167	-	(114,660)	-	-	228,851

Foreign currency translation	-	-	-	-	-	(24,077)	-	(24,077)

Net loss for the year	-	-	-	-	-	-	(7,173,478)	(7,173,478)

Balance @ December 31, 2005	$53,375	$19,161,937	$167	$-	$(114,660)	$(77,432)	$(13,641,589)	$5,381,798

Apply Deferred Compensation against Paid in Capital	-	(114,660)	-	-	114,660	-	-	-

Stock Compensation (Common)	(77)	281,669	2,902	-	-	-	-	284,494

Registration Rights Penalty	970	901,641	-	-	-	-	-	902,611

Series A Dividend	1,675	1,553,027	-	-	-	-	(1,554,702)	-

Common Stock Dividend	6,563	1,765,744	-	-	-	-	(1,772,307)	-

Foreign currency translation	-	-	-	-	-	(41,132)	-	(41,132)

Net loss for the year	-	-	-	-	-	-	(6,768,219)	(6,768,219)

Balance @ December 31, 2006	$62,506	$23,549,358	$3,069	$-	$-	$(118,564)	$(23,736,817)	$(240,448)

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(US Dollars)

	Years Ended
	December 31,
	2006	2005
Cash flows from operating activities:
Net (loss)	$(6,768,219)	$(7,173,478)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities:
Depreciation	34,601	95,287
Amortization	-	311,323
Beneficial conversion feature on long-term debt	-	192,959
Loss on Investment	110,670	105,903
Finders Fee Settlement	-	38,219
Accrued Registration Rights Penalty settled with Preferred Stock	902,611	-
Stock Based Compensation	284,494	228,851
Loss on Disposal of Furniture and Equipment	45,900	-
Changes to certain other accounts:
Receivable	40,117	(58,570)
Inventory	(128,513)	-
Advance payments	(10,158)	(79,919)
Prepaid expenses	4,708	(34,238)
Royalty Advance	-	(500,000)
Accounts payable	(34,282)	160,486
Accrued expenses	104,946	730,124
Accrual for Employee Retirement Benefits	147,112	-
Other	(72,249)	10,606
Net cash (used) by operating activities	(5,338,262)	(5,972,447)

Cash flows from investing activities:
Acquisition of Subsidiary	-	(2,025,344)
Deposits	(3,430)	(78,270)
Redemption of short-term financial instrument	-	19,322
Purchase of furniture and equipment	(141,191)	(551,948)
Net cash (used) by investing activities	(144,621)	(2,636,240)

Cash flows from financing activities:
Short-term borrowings	(231,683)	(408,826)
Long-term borrowings	-	1,003,162
Deferred financing fees	-	(100,000)
Repurchase of common stock	-	(214,000)
Net proceeds from the issuance of preferred series A stock	-	12,482,865
Net proceeds from the issuance of preferred series B stock	-	3,063,402
Repayment of convertible bond	-	7,203
Offering Costs	-	(2,234,197)
Net cash (used) provided by financing activities	(231,683)	13,599,609

Net (decrease) increase in cash and cash equivalents	(5,714,566)	4,990,922

Cash and cash equivalents - beginning of period	6,009,966	1,019,044

Cash and cash equivalents - end of period	$295,400	$6,009,966

Supplemental cash flow disclosure
Noncash financing activity

During 2006 the Company issued Preferred Stock as a Preferred
Stock Dividend	$1,554,702	$-

During 2006 the Company issued Common Stock as a Preferred
Stock Dividend	$1,772,307	$-

During 2006 the Company issued Preferred Stock Series A Shares
to settle the Registration Rights Penalty	$902,611	$-

During 2006 and 2005 the Company recorded stock compensation
arrangements for certain employees and directors	$284,494	$343,512

During 2006 Preferred Shares were converted into Common Shares	$560	$-

During 2005 the Company recorded a beneficial conversion feature
on certain Long-term debt.	-	$192,959

During 2005 the Company converted debt issued by the
UK subsidiary into Preferred Stock in the US Parent	$-	$2,500,000

During 2005 the Company converted equity issued by the
UK subsidiary into Preferred Stock in the US Parent	$-	$1,000,000

During 2005 the Company converted a personal promissory
note, collateralized by the Company's Common Stock, into
Preferred Stock in the US Parent	$-	$1,100,000

Cash paid during the year for interest	$6,439	$43,562

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2006

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

Significant estimates required to be made by management include the valuation of investments, prepaid royalties, equity securities issued, and registration rights.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company and its Subsidiaries have recently commenced limited revenue producing operations and have sustained accumulated losses since inception of approximately $23.7 million. The Company and its Subsidiaries have funded operations through equity and debt financing since inception. All these factors raise substantial doubt over the Company's ability to continue as a going concern.

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

Inventory

Inventory consists of finished goods ready to be sold to customers. Inventories are carried at the lower of cost or market value.

Investment

The UK Subsidiary owns 527,000 shares of an entity affiliated through common management. During 2006, the Company recorded a $110,670 loss on investment to bring its carry basis down to its estimated net realizable value. These shares have been fully reserved and carry a book value of $ 0 as of December 31, 2006.

Revenue recognition

The Company's policy is to record revenue as earned when the following attributes are met.

-      Persuasive evidence of a sale arrangement exists.

-      Delivery has occurred to the customers.

-     The sales price to the customer is fixed or determinable.

-     Collection is reasonably assured.

The Company recognized revenues of $104,085 and $19,132 for the twelve months ended December 31, 2006 and 2005, respectively, from customer orders for test samples and commercial deliveries.

Deferred costs

In connection with obtaining debt and equity financing, the UK subsidiary incurred placement agent fees from a third party equal to 10% of the amount financed. Deferred financing costs incurred in connection with long-term financing amounted to $329,406 and were being amortized on a straight-line basis over the stated term of the loans. The long-term debt financing arrangement has been converted to preferred stock and, therefore, the Company has no additional financing fees related to this transaction. Amortization expense for the year ended December 31, 2006 and 2005 amounted to $0 and $311,323, respectively.

Furniture and equipment

Furniture and equipment at December 31, 2006 are summarized as follows:

Vehicles	$54,157
Machinery	625,659
Furniture and fixtures	344,774
1,024,590
Accumulated depreciation	(330,618)
$693,972

Furniture and equipment are stated at cost. Major renewals and betterments, which prolong the useful life or enhance the value of assets, are capitalized. Depreciation is computed using the straight-line method over the estimated life of five years for machinery and equipment, furniture and fixtures, and vehicles. Depreciation expense for the year ended December 31, 2006 and 2005 amounted to $34,601 and $95,287, respectively.

Net Loss per Share

Basic Loss per share is computed by dividing net loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares plus the dilutive effect of convertible preferred shares and outstanding options and warrants. Approximately 23 million and 3 million shares to be issued upon conversion of Series A and Series B, respectively, Preferred Shares were excluded from the calculation of diluted earnings per share for the year ended December 31, 2006, respectively, because they were anti-dilutive. Approximately 21 million and 3 million shares to be issued upon conversion of Series A and Series B, respectively, Preferred Shares were excluded from the calculation of diluted earnings per share for the year ended December 31, 2005, respectively, because they were anti-dilutive.

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

Research and development costs

Research and development costs are expensed as incurred and amounted to $747,588 and $809,033 for the years ended December 31, 2006 and 2005, respectively.

Foreign currency translation

The reporting and functional currency of the Company and its UK Subsidiary is the U.S. Dollar, while the functional currency of Korea Subsidiary is the Korean Won.

The assets and liabilities of the Korea Subsidiary have been translated into U.S. Dollars at the prevailing period-end rate of exchange, while the related income and expense items were translated at the average rate of exchange during the period. The resulting translation adjustments are accumulated in a separate component of stockholders' equity (deficit).

The Company follows Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 requires a Company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) includes the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation gains (losses) during 2006 and 2005 amounted to $(41,132) and $(24,077), respectively. Accordingly, comprehensive loss for the years ended December 31, 2006 and 2005 amounted to $6,809,351 and $7,197,555, respectively.

Fair value of financial instruments

The Company's cash, receivables, accounts payable, short-term debt, and bonds payable represent financial instruments whose carrying amounts reasonably approximate their fair value.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. The Company is required to adopt FIN 48 on January 1, 2008, although early adoption is permitted. Celsia is currently evaluating the impact of adopting FIN 48 on it's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS No. 157). Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is required to adopt SFAS No. 157 on January 1, 2008, although earlier adoption is permitted. Celsia is currently evaluating the impact of adopting SFAS No. 157 on it's consolidated financial statements.

In September 2006, FASB issued SFAS No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer that is a business entity and sponsors one or more single employer benefit plans to (1) recognize the funded status of the benefit in its statement of financial position, (2) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, (3) measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year end statement of financial position and (4) disclose in the notes to financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs on credits, and transition asset or obligations. The Company plans to adopt SFAS No. 158 effective at the end of the Company’s fiscal year ending December 31, 2007. Celsia expects that the adoption of SFAS No. 158 will have no effect on it's consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This bulletin requires companies to consider the effect of prior year misstatements for past and current financials statements when determining the materiality of these misstatements, and to make appropriate adjustments to the financial statements and related disclosures accordingly. This requirement is in effect for all companies with fiscal years ending on or before November 15, 2006. The Company adopted SAB No. 108 during the fourth quarter of 2006. Celsia has reviewed its prior year financial statements and determined that no adjustments are required for the current year.

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

The Company currently operates in the United States, while its Subsidiaries operate in the United Kingdom and South Korea. Operating loss carryforwards in the United States approximated $8,000,000 at December 31, 2006, and can be carried forward for 20 years, expiring in the years 2025-2026. Operating loss carryforwards in the United Kingdom  approximated $9,000,000 at December 31, 2006, and can be carried forward indefinitely, provided the Company (i) doesn't cease operations and (ii) doesn't change its business nature, while operating loss carryforwards in South Korea approximated $4,300,000 at December 31, 2006, and expire in the years 2007-2011. The Company has a deferred tax asset of approximately $6,700,000 and has recorded a full valuation allowance against the deferred tax asset resulting from these tax loss carry-forwards.

Note 3 - Commitments

Operating Leases

The Company has two leases in Seoul, Korea for its pilot plant, as well as for its administrative and research office. One lease expires in March 2008 and the other in July 2007. As of December 31, 2006, the minimum future rental commitments under all non-cancelable operating leases with terms greater than one year, are as follows:

Year Ending December 31,
2007	$113,832
2008	$13,871
$127,703

Rent expense for the year ended December 31, 2006 and 2005 amounted to $98,387 and $100,421, respectively.

Employment contracts

The Corporation has entered into employment agreements with 19 of its officers / employees for terms ranging between one and two years. Under the terms of the contracts these officers / employees are entitled to minimum compensation of approximately $1,200,000 in 2007 and $230,000 in 2008. In addition, some agreements provide for bonuses and stock option based upon performance criteria as defined in the respective agreements.

Accrual for Employment Retirement Benefits

The Company has recorded a liability of $147,112 at December 31, 2006, as a result of a recent legal decision by the Korean Supreme Court related to employment benefits. The Company believes that this potential liability will not be paid within the current year, and it has therefore been recorded as a long term liability.

Commitments to a third party

According to an agreement between the Korea Subsidiary and Sae Han IT, on May 21, 2004, The Korea Subsidiary is to provide 25 percent of gross margin to B.A.C. Network (BAC) from the micro cooling systems business for 3 years from the initial sales to include only LG Electronics, LGIBM, and others to which LG Electronics and LGIBM will supply the Company's products. Gross margin is determined based on the difference between suppliers' unit cost and selling price to purchaser. Through December 31, 2006, no qualifying sales have occurred.

Royalty Agreement

On May 18, 2005, the UK Subsidiary entered into a Royalty Agreement with CHL Investment Partnership ("CHL") and Hansen Gray & Company, Inc. ("Hansen Gray"). The terms of the agreement call for a payment of 1.14% and 0.86% of revenue to CHL and Hansen Gray, respectively, once the UK Subsidiary's revenue exceeds $25 million. The agreement is terminated once the aggregate payment to CHL and Hansen Gray totals $50 million. During 2005, the Company paid a Royalty Advance to Hansen Gray totaling $500,000 which is recorded as a royalty advance.

CHL is an organization in which Dr. Jeong Hyun Lee (the Company's Director) holds an interest in. Hansen Gray is an entity affiliated through common management.

Registration Rights

The Company entered into a registration rights agreement with the Preferred Series A Share Holders dated July 11, 2005. Under the terms of the Registration Rights Agreement, if a registration statement is not filed within 60 days of July 11, 2005 or declared effective within 120 days of July 11, 2005 (each a "Non-registration Event"), then for each 30 day period during the pendancy of such a Non- Registration Event, the company is required to pay to the selling shareholders liquidated damages in an amount equal to one percent (1%) of the aggregated price such selling shareholders paid for the Company's series A Preferred stock (deemed to be $0.88 per share), which the company may pay in cash or additional shares of series A Preferred Stock (valued at $0.88 per share), at the company's option. The registration statement was filed on October 6, 2005 and was declared effective on April 17, 2006. At December 31, 2005, the Company accrued $923,790 as an estimate of the registration rights penalty, which amount is included in selling and administrative expenses in the accompanying 2005 financial statements. On August 10, 2006, the Company issued 970,550 Series A Preferred Shares valued at $902,611 to Preferred Series A Share Holders in settlement of the Registration Rights Penalty. Hansen Gray and CHL have certain registration rights, and the holders of the Series A Preferred Shares have certain continuing rights under this Registration Rights Agreement.

The Company entered into a registration rights agreement with the preferred series B share holders dated December 16, 2005. Under the terms of the Registration Rights Agreement, the Company is required to use its best efforts to file a Registration Statement covering the underlying Common Stock within six months after the Company's Registration Statement on Form SB-2 (SEC File No. 333-128856) is declared effective. The Company is required to maintain the effectiveness of the Initial Registration Statement through the first anniversary of the Closing Date and shall use its best efforts to maintain the effectiveness of the Initial Registration Statement through the second anniversary of the Closing Date.

Note 4 - Stockholders' equity

Capital stock

At December 31, 2006, the Company had an authorized number of shares of 150,000,000 Common Shares and 100,000,000 of Preferred Shares, 30,000,000 of which has been designated as Preferred Series A Shares and 7,000,000 of which has been designated Preferred Series B Shares. The total issued and outstanding shares were 36,382,402 Common Shares, 23,061,505 Preferred Series A Shares, and 3,063,402 Preferred Series B Shares.

During the year ended Deember 31, 2006, 560,030 shares of Preferred Series A were converted to Common Shares at a rate of 1:1. On September 30, 2006, the Company issued 6,564,104 common shares (valued at $1,772,307) to Series A and Series B Preferred Shareholders as a 25% common stock dividend.

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

The holders of Series A Preferred Stock are entitled to receive cumulative, compounding dividends at a rate of eight percent (8%) per annum as, when and if declared by the Board of Directors of the Company. The dividends may be paid in cash or shares of Series A Preferred Stock (valued at original issue price) at the sole discretion of the Company. Holders of Series A Preferred Stock also receive on an as-converted basis any distributions paid on the common stock. No dividends may be paid on common stock unless all unpaid cumulative dividends on the Series A Preferred Stock are paid. On August 10, 2006, the Company issued approximately 1,700,000 shares of Series A Preferred Stock as dividends to all holders of record on July 11, 2006, valued at approximately $1,500,000. As of December 31, 2006, accumulated, undeclared dividends on the Series A Preferred Shares totaled approximately $770,000.

Terms of Series B Preferred

Subject and subordinate to the liquidation rights of the Company’s Series A Preferred Stock, the holders of the Series B Preferred shall be entitled to receive in preference to the holders of the Common Stock a per share amount equal to $1.00, in the event of any sale or dissolution of the Company. The holders of the Series B Preferred have the right to convert the Series B Preferred at any time into shares of Common Stock at an initial conversion rate of 1:1, as defined. At the option of the Company, if certain criteria as defined in the agreement are met, the Series B Preferred can be converted into Common Stock. The conversion price of the Series B Preferred and the exercise price of the Warrants which accompanied the Preferred Stock are subject to a weighted average antidilution adjustment. The Series B Preferred vote together with the Common Stock and not as a separate class. Each share of Series B Preferred has a number of votes equal to the number of shares of Common Stock then issuable upon conversion of such share of Series B Preferred. The Series B Preferred does not carry any dividend.

Stock Compensation

During the years ended December 31, 2006 and 2005, the Company has granted approximately 7.3 million of its common stock to employees and others, of which approximately 4.2 million common shares have vested. These shares issuances were valued between $0.07-0.50 based upon management's estimate of the fair value of the common stock on the date of issuance. These stocks grants have certain vesting provisions through May 2009. During the year ended December 31, 2006, approximately 1.4 million shares have vested and a charge to compensation expense of $148,075 and $228,851 was recorded during the year ended December 31, 2006 and 2005 respectively. The remaining unvested shares totaling $576,807 at December 31, 2006 will be amortized in future periods.

Employee Stock Options

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. Consequently, for the year ended December 31, 2006, the Company’s results of operations reflected compensation expense for new stock options granted and vested under its stock incentive plans during the fiscal year 2006 and the unvested portion of previous stock option grants which vested during the fiscal year 2006. The amount recognized in the financial statements related to stock-based compensation was $150,718 for the year ended December 31, 2006. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating its forfeiture rate. Given the limited history outstanding options, the Company has estimated 0 shares as a forfeiture rate and has only recorded actual forfeitures as incurred.

Stock options issued under the Company’s Long-term Incentive Plans are granted with an exercise price equal or greater than the market price of the Company’s stock at the date of grant and expire ten years from the date of grant. These options generally vest over a two- or three-year period. During the year ended December 31, 2006, the Company issued 774,604 options to purchase common stock valued at $156,952 which vests over a 2 year period. During the year ended December 31, 2006, the Company recorded compensation expense of approximately $62,347 related to this issuance.

The fair value of each option granted is estimated on the date of grant using the Black- Scholes option-pricing method. Given its limited trading history, the Company used volatility from companies in the same industry. The Company estimated the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments on common stock nor does it have plans to pay dividends in the foreseeable future. The following assumptions  were used to estimate the fair value of options granted during the year ended December 31, 2006 using the Black-Scholes option-pricing model:

Risk free interest rate	7.53-8.25%
Expected Term (years)	5
Expected volatility	100.00%
Dividend Yield	0.00%

Information about all employee options outstanding is as follows:

For the years ended December 31,	2006		2005
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options Outstanding at beginning of year	2,510,337	$0.88	0	$-
Granted	774,604	$0.53	2,510,337	$0.88
Cancelled	(108,926)	$0.88	0	$-
Options Outstanding at end of year	3,176,015	$0.79	2,510,337	$0.88

The weighted average remaining contractual life of options outstanding at December 31, 2006 was 9 years.

A summary of employee options outstanding and employee options exercisable under the Company's plan is set forth below:

Outstanding				Exercisable
		Weighted
		Average
		Remaining	Weighted		Weighted
Exercise	# of Options	Contractual	Average	# of Options	Average
Price	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$ 0.19	375,890	10 years	$0.19	194,778	$0.19
$ 0.50	125,000	9 years	$0.50	46,875	$0.50
$ 0.88	2,401,411	9 years	$0.88	1,842,170	$0.88
$ 1.00	273,714	10 years	$1.00	85,994	$1.00

During 2005, the Company issued 25,000 options to an external consultant. The fair market value of these options were determined using the Black-Scholes method and were deemed immaterial.

The following table illustrates the pro forma effect on net income (loss) if the Company had applied the fair value recognition provisions of FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition & Disclosure,  An Amendment to FASB Statement No. 123," to stock-based employee compensation in 2005.

2005

Net loss attributable to common shareholders, as reported	$(7,824,967)
Add: total stock-based employee compensation
expense included in reported net loss	-
Deduct: stock-based compensation expense
determined under the fair value method,
net of tax effect, for all employee awards	(69,090)

Pro forma net loss attributable to common shareholders	$(7,894,057)

Loss per share
Basic-As reported	$(0.29)
Basic-Pro Forma	$(0.29)

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

Warrants to Purchase Common Stock

During 2005, the Company issued various warrants to preferred shareholders and the placement agents in connection with the Series A and B Offerings. On September 11, 2006, the Company issued warrants to purchase 1,500,000 of Celsia common stock to  a third party as part of a distribution agreement. As part of the same agreement, the Company received warrants to purchase 500,000 shares of the distributors common stock. The warrants vest 25% in December 2006, 25% in December 2007, and 50% contingent  upon acheivement of volume thresholds. The agreement was executed with the intention that the value of each warrant to be materially  similar in value. Management has estimated the fair market value of both issuances using the Black-Scholes  and has valued the issuance to them at approximately $220,000. The Company has recorded an expense totaling approximately $55,000 related to this issuance for the year ended December 31, 2006. No value was assigned to the warrants received by the Company.

A summary of the issued and outstanding warrants are as follows:

Exercise	# of Warrants	# of Warrants	Expiration
Price	Outstanding	Exercisable	Date
$ 0.32	1,500,000	375,000	September 2011
$ 0.88	1,874,178	1,874,178	July 2010
$ 1.09	1,097,142	1,097,142	July 2010
$ 1.10	2,759,357	2,759,357	July 2010
$ 1.32	2,759,357	2,759,357	July 2010
$ 1.50	772,190	772,190	December 2010
$ 3.00	765,850	765,850	December 2010

Warrants to Purchase Preferred Stock

During 2005, the Company issued various warrants to placement agents in connection with the Series A and B Offerings. A summary of these warrants are as follows:

Exercise	# of Warrants	# of Warrants	Expiration
Price	Outstanding	Exercisable	Date
$ 0.88	1,364,528	1,364,528	July 2010
$ 1.50	210,000	210,000	December 2010

Note 5 - Bond payable

The bond payable (Won 300 million) at December 31, 2006, was issued to Asia Vital Components in December 2002 and matures in December 2007. The bond carries no interest and has been discounted using a 7% interest rate. At December 31, 2006  the unamortized bond discount amounted to $20,291.

The bond payable at December 31, 2006 is summarized as follows:

Face Amount	$322,597
Less: Discount	(93,908)
Plus: Amortization of discount	73,616

Carrying value	$302,305

Under the original terms, the bond was convertible into 6,667 shares (an approximate 2% ownership) of common stock in the Korea Subsidiary; however, Asia Vital Components has waived its right to convert the bond into common stock.

Note 6 - Subsequent Event

On February 20, 2007, the Company issued Secured Convertible Promissory Notes (the “Notes”) in an aggregate principal amount of $1,000,000 to certain purchasers (the “Noteholders”) pursuant to the terms of Securities Purchase Agreements dated as of February 20, 2007 by and between the Company and the Noteholders. The Notes carry an annual interest rate of 10%, with all principal and accrued interest being due and payable on June 20, 2007; provided, however, that upon the terms and subject to the conditions of the Notes, all outstanding principal and interest on the Notes will automatically convert into securities of the Company issued pursuant to a Company financing meeting certain conditions (a “Qualified Financing”), if such Qualified Financing is effectuated on or prior to June 20, 2007. All principal and accrued interest on the Notes shall become payable prior to June 20, 2007 upon certain events of default relating to, among things, the bankruptcy or dissolution of the Company, the sale of substantially all of the Company’s assets and certain breaches by the Company of the terms and conditions of the Notes and related agreements. The obligations evidenced by the Notes are secured by a pledge of substantially all of the Company’s assets, including the capital stock of Celsia Technologies UK Limited and Celsia Technologies Korea, Inc. In connection with the issuance of the Notes, the Company’s Chief Executive Officer and Chief Financial Officer have agreed to transfer approximately 735,000 shares of Company common stock held by such executives to the Noteholders in the event that a Qualified Financing does not occur on or prior to June 20, 2007.

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Share Exchange Agreement dated July 8, 2005, by and among Cedar Mountain Distributors, Inc. and the shareholders of iCurie Lab Holdings Limited.

2.2*	Form of Subscription Agreement entered into between Celsia and cash purchasers of Series A Preferred Stock.

2.3*	Preferred Stock Purchase Agreement dated July 11, 2005, by and among Celsia and purchasers of Series A Preferred Stock exchanging promissory notes therefor.

2.4*	Share Transfer Agreement dated August 26, 2005, by and between iCurie Lab Holdings Limited and Mr. Won Gyu Moon.

2.5**	Form of Subscription Agreement entered into between Celsia and purchasers of Series B Preferred Stock.

3(i).1	Amended and Restated Articles of Incorporation of Celsia (incorporated by reference to Exhibit 3(i).1 to Celsia’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005).

3(i).2**	Certificate of Designation to Amended and Restated Articles of Incorporation of Celsia Technologies, Inc.

3(i).3***	Amendment to Amended and Restated Articles of Incorporation of Celsia Technologies, Inc.

3(ii).1	Amended and Restated Bylaws of Celsia (Incorporated by reference to Exhibit 3(ii).1 to Celsia’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005).

4.1*	Form of Warrant issued to Placement Agents (for common stock, Series A Preferred Stock and Series B Preferred Stock).

4.2*	Form of $0.88 Warrants issued to purchasers of Series A Preferred Stock.

4.3*	Form of $1.10 and $1.32 Warrants issued to purchasers of Series A Preferred Stock and $1.50 and $3.00 Warrants issued to purchasers of Series B Preferred Stock.

4.4*	Warrant dated July 11, 2005 between Celsia and Dr. Jeong Hyun Lee, Ph.D.

4.5*+	Celsia 2005 Stock Incentive Plan.

4.6*+	Form of Option Grant under Celsia 2005 Stock Incentive Plan.

4.7*+	Form of Restricted Stock Grant under Celsia 2005 Stock Option Incentive Plan.

10.1*	Registration Rights Agreement dated July 11, 2005 by and between Celsia and certain holders of Celsia securities.

10.2*	Placement Agent Agreement dated March 17, 2005 by and among Axiom Capital Management Inc., Indigo Securities, LLC, and iCurie Lab Holdings Limited (the “Placement Agent Agreement”).

10.3*	Extension of Placement Agent Agreement dated May 20, 2005 by and among the parties to the Placement Agent Agreement.

10.4*	Lock-Up and Leak-Out Agreement dated July 11, 2005 by and among Celsia, Hakan Wretsell, Michael Karpheden, and Dr. Jeong Hyun Lee, Ph.D.

10.5*+	Employment Agreement dated July 11, 2005 by and between iCurie Lab Holdings Limited and Hakan Wretsell.

10.6*+	Employment Agreement dated July 11, 2005 by and between iCurie Lab Holdings Limited and Michael Karpheden.

10.7*+	Employment Agreement dated July 11, 2005 by and among iCurie Lab Holdings Limited, iCurie Lab, Inc. and Dr. Jeong Hyun Lee, Ph.D.

10.8*	Revenue Share Agreement dated May 18, 2005 by and among iCurie Lab Holdings Limited, Hansen Gray & Company, Inc. and CHL Investment Partnership.

10.9*	Securities Purchase Agreement dated July 11, 2005 by and between Celsia and Hansen Gray & Company, Inc.

10.10*	Note Cancellation Agreement dated July 11, 2005 by and between Celsia and Dr. Jeong Hyun Lee, Ph.D.

10.11*	Indemnification Agreement dated July 11, 2005 by and between Celsia and Dr. Jeong Hyun Lee, Ph.D.

10.12**	Registration Rights Agreement dated December 16, 2005 by and among Celsia, holders of Series B Preferred Stock and certain other parties.

10.13**	Patent License and Sales Exclusivity Agreement dated November 9, 2005 by and between iCurie Lab Holdings, Ltd. and Asia Vital Components Co., Ltd.

10.14***+	Agreement dated August 18, 2006 by and among Celsia Technologies Korea, Inc., Celsia Technologies UK Limited, iCurie, Inc. and Dr. Jeong Hyun Lee, Ph.D.

14**	Code of Ethics.

21	Subsidiaries of Celsia Technologies, Inc.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Included as an exhibit to the Company’s Registration Statement on Form SB-2 (SEC File No. 333−127193), filed with the SEC on October 6, 2005.

** Included as an exhibit to the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005.

*** Included as an exhibit to the Company’s quarterly report on Form 10-QSB for the fiscal year ended September 30, 2006.

+ Represents a management contract or compensatory plan or arrangement.