Form 10QSB
period 2007-03-31
Celsia Technologies, Inc.
filed 2007-05-11
CIK 1144255

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

(x) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934
for the quarterly period ended March 31, 2007

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

iCurie, Inc.
(Former Name)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X    No ___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class ------- Common Stock	Outstanding as of May 9, 2007 ------------------------------------------ 36,460,254

Transitional Small Business Disclosure Format: Yes ____  No X

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

Celsia Technologies, Inc. and Subsidiaries
Consolidated Balance Sheet
as of March 31, 2007
Unaudited (US Dollars)

Assets
Current Assets
Cash and cash equivalents	$223,954
Receivable	108,603
Inventory	124,881
Prepaid expenses	17,146
Other	22,003
Total current assets	496,587

Guarantee deposits	129,264
Advance payments	124,975

Furniture and equipment, net (note 1)	673,363
Deferred Charges (note 1)	186,973
Royalty Advance (note 3)	500,000
Other	28,844

Total assets	$2,140,006

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$457,192
Bond Payable (note 5)	303,969
Note Payable (note 6)	1,000,000
Accrued expenses
Payroll and Related	1,191,832
Other	278,416
Other	18,054
Total current liabilities	3,249,463

Accrual for Employee Retirement Benefits (note 3)	117,015

Total liabilities	3,366,478

Stockholders' equity (deficit) (note 4)
Preferred Stock, Series A; $.001 par value; 30,000,000 shares authorized; 23,061,505 issued and outstanding	23,061
Preferred Stock, Series B; $.001 par value; 7,000,000 shares authorized; 3,063,402 issued and outstanding	3,063
Common stock; $.001 par value; 150,000,000 shares authorized; 36,460,254 issued and outstanding	36,460
Common stock Subscribed	2,274
Additional paid-in-capital	23,643,516
Other comprehensive loss	(81,306)
Accumulated (deficit)	(24,853,540)
Total stockholders' equity (deficit)	(1,226,472)

Total liabilities and stockholders' equity (deficit)	$2,140,006

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Unaudited (US Dollars)

	Three Months Ended
	March 31,
	2007	2006

Revenue	$99,323	$2,566

Costs and expenses
Cost of Sales	166,538	98,980
Selling and Administrative expenses (note 4)	956,962	1,302,035
Depreciation	43,474	5,618
Amortization of deferred financing cost (note 1)	5,053	-
Miscellaneous (income) expense	663	4,602
Total costs and expenses	1,172,690	1,411,235

Operating (loss)	(1,073,367)	(1,408,669)

Other income (expenses)
Loss on disposal of furniture and equipment	-	(45,900)
Interest and other income	(27,300)	43,387
Interest expense (notes 5 and 6)	(16,056)	(10,598)

Total other income (expenses)	(43,356)	(13,111)

Net (loss)	$(1,116,723)	$(1,421,780)

Dividend on Series A Preferred Stock (Note 4)	$(400,322)	$(336,977)

Net Loss Attributable to Common Shareholders	$(1,517,045)	$(1,758,757)

Net Loss per Share:
Basic and Diluted	$(0.04)	$(0.06)

Weighted Average Shares Outstanding	36,382,907	29,521,258

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
for the Three Months Ended March 31,
Unaudited (US Dollars)

	2007	2006
Cash flows from operating activities:
Net (loss)	$(1,116,723)	$(1,421,780)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities:
Depreciation	43,474	5,618
Amortization	5,053	-
Stock Based Compensation	93,441	67,330
Loss on Disposal of Furniture and Equipment	-	45,900
Imputed Interest, Net	-	(6,654)
Changes to certain other accounts:
Receivable	(53,151)	86,727
Inventory	3,632	(38,485)
Advance payments	10,128	(26,782)
Prepaid expenses	17,146	19,500
Accounts payable	36,422	(67,153)
Accrued expenses	79,822	(20,112)
Accrual for Employee Retirement Benefits	(30,097)	-
Other	52,756	(41,204)
Net cash (used) by operating activities	(858,097)	(1,397,095)

Cash flows from investing activities:
Deposits	1,542	(49,327)
Redemption of short-term financial instrument	-	(10,294)
Purchase of furniture and equipment	(22,865)	(47,087)
Net cash (used) by investing activities	(21,323)	(106,708)

Cash flows from financing activities:
Short-term borrowings		10,596
Deferred Finance Charge	(192,026)
Long-term borrowings	1,000,000	15,020
Net cash (used) provided by financing activities	807,974	25,616

Net (decrease) increase in cash and cash equivalents	(71,446)	(1,478,187)

Cash and cash equivalents - beginning of period	$295,400	$6,009,966

Cash and cash equivalents - end of period	$223,954	$4,531,779

Supplemental cash flow disclosure
Noncash financing activity

During 2007 and 2006 the Company recorded stock compensation
arrangements for certain employees and directors	$93,441	$67,330

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2007

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

Financial reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United Statesof America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The Company prepares its financial statements in conformity with accounting principlesgenerally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements. Although these statements are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates.

Significant estimates required to be made by management include the valuation of investments, prepaid royalties, and equity securities issued.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company and its Subsidiaries have recently commenced limited revenue producing operations and have sustained accumulated losses since inception of approximately $24.8 million. The Company and its Subsidiaries have funded operations through equity and debt financing since inception. All these factors raise substantial doubt over the Company's ability to continue as a going concern.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments, including time deposits, which are readily convertible into known amounts of cash and have an original maturity dates of three months or less. The Company and its Subsidiary's cash and cash equivalents are maintained in banks and financial institutions in the United States, United Kingdom and South Korea, and they have not experienced any losses on their cash balances.

Inventory

Inventory consists of finished goods ready to be sold to customers. Inventories are carried at the lower of cost or market value.

Investment

The UK Subsidiary owns 527,000 shares of an entity affiliated through common management. During 2006, the Company recorded a $110,670 loss on investment to bring its carry basis down to its estimated net realizable value. These shares have been fully reserved and carry a book value of $ 0 as of March 31, 2007.

Revenue recognition

The Company's policy is to record revenue as earned when the following attributes are met.

-  Persuasive evidence of a sale arrangement exists.

-  Delivery has occurred to the customers.

-  The sales price to the customer is fixed or determinable.

-  Collection is reasonably assured.

The Company recognized revenues of $99,323 and $2,566 for the three months ended March 31, 2007 and 2006, respectively, from customer orders for test samples and commercial deliveries.

Deferred costs

In connection with obtaining debt financing as described in Note 6, the Company incurred legal and other related fees. Deferred financing costs incurred in connection with long-term financing amounted to $192,026 and are being amortized on a straight-line basis over the stated term of the loans. Amortization expense for the three months ended March 31, 2007 amounted to $5,053.

Furniture and equipment

Furniture and equipment at March 31, 2007 are summarized as follows:
Vehicles	$53,515
Machinery	621,254
Furniture and fixtures	378,959
1,053,728
Accumulated depreciation	(380,365)
$673,363

Furniture and equipment are stated at cost. Major renewals and betterments, which prolong the useful life or enhance the value of assets, are capitalized. Depreciation is computed using the straight-line method over the estimated life of five years for machinery and equipment, furniture and fixtures, and vehicles. Depreciation expense for the three months ended March 31, 2007 and 2006 amounted to $43,474 and $5,618, respectively.

Net Loss per Share

Basic Loss per share is computed by dividing net loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted  earnings per share is computed by dividing net earnings by the weighted average number of shares plus  the dilutive effect of convertible preferred shares and outstanding options and warrants.  Approximately 23 million and 3 million shares to be issued upon conversion of Series A and Series B, respectively, Preferred Shares were excluded from the calculation of diluted earnings per share for the period ended March 31, 2007, respectively, because they were anti-dilutive. Approximately 21 million and 3 million shares to be issued upon conversion of Series A and Series B, respectively, Preferred Shares were excluded from the calculation of diluted earnings per share for the period ended March 31, 2006, respectively, because they were anti-dilutive.

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

Research and development costs

Research and development costs are expensed as incurred and amounted to $87,566 and $133,844 for the three months ended March 31, 2007 and 2006, respectively.

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

The Company follows Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 requires a Company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) includes the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation gains (losses) for the three months ended March 31, 2007 and 2006 amounted to $37,258 and $(8,517), respectively. Accordingly, comprehensive loss for the three months ended March 31, 2007 and 2006 amounted to $1,079,465 and $1,430,297, respectively.

Fair value of financial instruments

The Company's cash, receivables, accounts payable, short-term debt, and bonds payable represent financial instruments whose carrying amounts reasonably approximate their fair value.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reportedfinancial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement .The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates.The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This bulletin requires companies to consider the effect of prior year misstatements for past and current financials statements when determining the materiality of these misstatements, and to make appropriate adjustments to the financial statements and related disclosures accordingly. This requirement is in effect for all companies with fiscal years ending after November 15, 2006. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

Accrual for Employment Retirement Benefits

The Company has recorded a liability of $117,015 as of March 31, 2007, as a result  of a legal decision by the Korean Supreme Court in 2006 related to employment benefits. The Company believes that this potential liability will not be paid within the current year, and it has therefore been recorded as a long term liability.

Commitments to a third party

According to an agreement between the Korea Subsidiary and Sae Han IT, on May 21, 2004, The Korea Subsidiary is to provide 25 percent of gross margin to B.A.C. Network (BAC) from the micro cooling systems business for 3 years from the initial sales to include only LG Electronics, LGIBM, and others to which LG Electronics and LGIBM will supply the Company's products. Gross margin is determined based on the difference between suppliers' unit cost and selling price to purchaser.  Through March 31, 2007, no qualifying sales have occurred.

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

CHL is an organization in which Dr. Jeong Hyun Lee (a former Director of the Company) holds an interest in. Hansen Gray is an entity affiliated through common management.

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

Note 4 - Stockholders' equity

Capital stock

At March 31, 2007, the Company had an authorized number of shares of 150,000,000 Common Shares and 100,000,000 of Preferred Shares, 30,000,000 of which has been designated as Preferred Series A Shares and 7,000,000 of which has been designated Preferred Series B Shares. The total issued and outstanding shares were 36,460,254 Common Shares, 23,061,505 Preferred Series A Shares, and 3,063,402 Preferred Series B Shares.

During the year ended December 31, 2006, 560,030 shares of Preferred Series A were converted to Common Shares at a rate of 1:1. On September 30, 2006, the Company issued 6,564,104 common shares (valued at $1,772,307) to Series A and Series B Preferred Shareholders as a 25% common stock dividend.

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

The Share Exchange between the shareholders of iCurie UK, a private company, with Cedar Mountain, a non-operating public shell with nominal assets, was accounted for as an equity transaction. The stock retained by the shareholders of Cedar Mountain has been adjusted to reflect the financing transaction with the proceeds equal to the net asset value of Cedar Mountain immediately prior to the acquisition and the equity of iCurie has been adjusted to reflect a recapitalization whereby the prior retained earnings of Cedar Mountain were eliminated. This resulted in an adjustment to common stock and additional paid in capital to arrive at the net asset value of Cedar Mountainof $34,844. This amount has been reflected in the statement of stockholder’s equity as the effects of the July recapitalization of iCurie. No goodwill or other intangible asset has been recorded in connection with the share exchange. The historical financial statements of Cedar Mountain (which has since changed its name to iCurie, Inc) has become the historical financial statements of iCurie UK.

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

The holders of Series A Preferred Stock are entitled to receive cumulative, compounding dividends at a rate of eight percent (8%) per annum as, when and if declared by the Board of Directors of the Company. The dividends may be paid in cash or shares of Series A Preferred Stock (valued at original issue price) at the sole discretion of the Company. Holders of Series A Preferred Stock also receive on an as-converted basis any distributions paid on the common stock. No dividends may be paid on common stock unless all unpaid cumulative dividends on the Series A Preferred Stock are paid. On August 10, 2006, the Company issued approximately 1,700,000 shares of Series A Preferred Stock as dividends to all holders of record on July 11, 2006, valued at approximately $1,500,000. As of March 31, 2007, accumulated, undeclared dividends on the Series A Preferred Shares totaled approximately $1,172,000.

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

Stock Compensation

Through March 31, 2007, the Company has granted approximately 6.6 million of its common stock to employees and others, of which approximately 4.3 million common shares have vested. These shares issuances were valued between $0.07-0.50 based upon management's estimate of the fair value of the common stock on the date of issuance. These stocks grants have certain vesting provisions through May 2009. For the period ended March 31, 2007 and 2006, approximately 78,000 and 661,000 shares, respectively, have vested and a charge to compensation expense of $51,838 and $72,049, respectively, was recorded. The remaining unvested shares valued at approximately $387,000 are being amortized over their respective vesting periods.

Employee Stock Options

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. For the period ended March 31, 2007 and 2006, the Company recognized stock-based compensation of $41,603 and $9,583, respectively. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating its forfeiture rate. Given the limited history of outstanding options, the Company has estimated a 0% forfeiture rate and has only recorded actual forfeitures as incurred.

Stock options issued under the Company’s Long-term Incentive Plans are granted with an exercise price equal or greater than the market price of the Company’s stock at the date of grant and expire ten years from the date of grant. These options generally vest over a two- or three-year period. During the period ended March 31, 2007 and 2006, the Company issued 0 and 156,000 options, respectively, to purchase common to purchase common stock.

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

Risk free interest rate	7.53%
Expected Term (years)	5
Expected volatility	100.00%
Dividend Yield	0.00%

Information about all employee options outstanding is as follows:
For the three months ended March 31,	2007		2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options Outstanding at beginning of period	3,176,015	$0.79	2,510,337	$0.88
Granted	0	$-	156,000	$1.00
Cancelled	(104,000)	$0.88	0	$-
Options Outstanding at end of period	3,072,015	$0.79	2,666,337	$0.89

Warrants to Purchase Common Stock

During 2005, the Company issued various warrants to preferred shareholders and the placement agents in connection with the Series A and B Offerings. On September 11, 2006, the Company issued warrants to purchase 1,500,000 of Celsia common stock to a third party as part of a distribution agreement. As part of the same agreement, the Company received warrants to purchase 500,000 shares of the distributors common stock. The warrants vest 25% in December 2006, 25% in December 2007, and 50% contingent upon acheivement of volume thresholds. The agreement was executed with the intention that the value of each warrant to be materially similar in value. Management has estimated the fair market value of both issuances using the Black-Scholes and has valued the issuance to them at approximately $220,000. The Company has recorded an expense totaling approximately $55,000 related to this issuance for the year ended December 31, 2006. No value was assigned to the warrants received by the Company.A summary of the issued and outstanding warrants are as follows:

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

Note 5 - Bond payable

The bond payable (Won 300 million) at March 31, 2007, was issued to Asia Vital Components in December 2002 and matures in December 2007. The bond carries no interest and has been discounted using a 7% interest rate. At March 31, 2007 the unamortized bond discount amounted to $14,823.

The bond payable at March 31, 2007 is summarized as follows:
Face Amount	$318,792
Less: Discount	(92,800)
Plus: Amortization of discount	77,977

Carrying value	$303,969

Under the original terms, the bond was convertible into 6,667 shares (an approximate 2% ownership) of common stock in the Korea Subsidiary; however, Asia Vital Components has waived its right to convert the bond into common stock.

Note 6 - Note Payable

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

As of March 31, 2007, the Company has accrued interest payable of $10,685.

Note 7 - Subsequent Event

On April 20, 2007, the Company received an additional $150,000 under the secured convertible promissory notes as describedin Note 6. The terms of these notes are the same as those described in Note 6.

Item 2.  Management’s Discussion and Analysis or Plan of Operation.

Management believes the following discussion is relevant to an assessment and understanding of the plan of operation of Celsia Technologies, Inc. and its subsidiaries (collectively “we” or the “Company”) as of March 31, 2007. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Form 10-QSB.

Our operations include research, development, sales and marketing of our own patented technology portfolio as well as operating our pilot plant. During 2006 we commercialized our technology and executed several commercial orders. During the first quarter of 2007, the company continued on the commercialization path and executed several commercial deliveries. We are currently involved with many potential customers in several projects designed to commercially produce and sell our products. Furthermore, technology companies face challenges as they develop and manufacture new and more powerful components and products, which generate heat and require a solution to dissipate the heat. We believe that the heat emission problem has accelerated and is now seriously threatening the development of new heat generating products in several industries. Our cooling technologies should therefore enable companies to develop new products with higher performance, increased efficiency and with smaller size. We want to become a world leader in developing and commercializing this next generation of cooling solutions for the PC, LED-lighting, flat panel display, and the communication and entertainment industries. Management has decided to focus the main part of the resources on the Nano Spreader Technology™ (NST). This technology path is meant to be a more economical and faster way to commercialize our products compared to our MCS technology.

The Company had an order backlog of approximately $500,000 at March 31, 2007, of which the majority is commercial orders.

The Company has produced revenues of $99,323 for the three months ended March 31, 2007 compared to $2,566 for the same period last year. The revenues are a result of customers paying for test samples, and commercial deliveries. Cost of sales for the three months ended March 31, 2007 was $166,538 compared to $98,980 for the same period last year. This is attributable to increased production activity originating from an increasing demand for our products. Notwithstanding the February 2007 note issuance described below, the Company needs to raise additional funds in order to continue its operations. There can be no assurance that we will be able to obtain the necessary funds in a timely manner or the terms on which such funds may be obtained. Since inception, we have not generated material revenue from operations and there can be no assurance that we will generate revenue in the future. We may also determine to raise additional capital if such capital can be raised on terms, which we deem appropriate.

On February 20, 2007, the Company obtained additional funds through the issuance of $1 million aggregate principal amount of secured convertible promissory notes, which was increased by $150,000 as of April 20, 2007. The Company is working with tight cost controls in order to manage its commercialization process. A majority of our expenses in the quarter ended March 31, 2007 were from selling and administrative expenses, which include research and development costs. The selling and administrative expenses for the three months ended March 31, 2007 were approximately $957,000 compared to approximately $1,302,000 for the same period last year. The decrease compared to last year is mainly attributable to increased functional efficiency.

We expect our product development, and project management activities to continue to be driven by commercial opportunities and undertaken as a result of potential customers requesting test units. The test orders that we receive from potential customers are fulfilled either by 1) modification of already commercialized products or 2) new solutions designed together with the potential customer. During the first quarter of 2007, the majority of our R&D resources were dedicated to customer projects and for the design of products with commercial opportunities. This is expected to continue during the remainder of 2007.

We expect our capital expenditures over the next twelve months to be focused on complementing our pilot plant with specific volume related equipment and on specific research and development related test equipment. All investments will be driven by commercialization opportunities, customer driven projects, and/or commercial volumes. We plan to recruit two sales executives in order to efficiently continue to execute our business plan and make sure that we fully capitalize on the market opportunity. As of March 31, 2007 the Company employed 23 people, 19 of which were located in Korea. Other additional new employees are strictly replacement hirings. However, if opportunities arise with what we believe are significant upsides with reasonable risks, we are prepared to reevaluate and change our plans.

During the quarter ended March 31, 2007, we continued to make progress towards building the Company and commercializing our technology. We have received product test orders, which have led to several related test product deliveries, as well as commercial orders. Test products are used by potential customers to examine our products' features and compatibility with customer products. Although such testing procedures can involve numerous steps and significant timelines, in several instances our test products have advanced beyond the test phases and been incorporated on a limited volume basis into commercial products. The mix between sample order deliveries and commercial deliveries increased during the first quarter of 2007 in favor of commercial deliveries.

Liquidity and Capital Resources

Our main sources of liquidity are the approximate $10.0 million in net cash proceeds generated from our 2005 Series A Preferred Stock offering, the $2.8 million in net proceeds from our Series B offering in 2005 and the cash proceeds from the $1.0 million issuance of promissory notes in February 2007. The cash outflow for the first three months of 2007 has been approximately $360,000 per month, which was below our plans. Our main use of cash during the first three months of 2007 has been related to product development driven by customer projects and general and administrative expenses. Prior to the Series A Preferred Stock issuance in July 2005, the Company had limited liquidity and approximately $2.5 million in convertible debt.

Based on our current operating plan, we anticipate using our cash mainly to continue commercialization efforts and to expand the distribution network for our technology solutions. The main cash uses will be for sales and marketing, general and administrative, and research and development expenses. Investments will be focused on product development and manufacturing. All investments will be driven by commercialization opportunities. The total cash need for the next twelve months is estimated to be approximately $5.0 million, starting at April 1, 2007. The main portion of the cash need is for operating expenses, cost of sales, and a smaller portion is for investments in manufacturing and R&D. We expect to fund these activities through cash generated from operations and additional financing.

The ratio between current assets and current liabilities at March 31, 2007 was approximately 0.15. However, a majority portion of current liabilities relates to expenses that have limited cash impact and the above ratio also includes the February 2007 $1.0 million promissory note issuance described above.

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

Recent accounting pronouncement

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement . The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. This bulletin requires companies to consider the effect of prior year misstatements for past and current financials statements when determining the materiality of these misstatements, and to make appropriate adjustments to the financial statements and related disclosures accordingly. This requirement is in effect for all companies with fiscal years ending after November 15, 2006. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

Item 3.  Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2007 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There were no changes made in our internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f), during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their last evaluation.

PART II
OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 20, 2007, the Company issued secured convertible promissory notes in an aggregate principal amount of $1.0 million to certain purchasers as reported in the Company’s current report on Form 8-K filed on February 23, 2007. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) thereof. The Company made this determination in part based on the representations of the purchasers of such securities, which included, in pertinent part, that such purchasers were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act.

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

3(i).3
Amendment to Amended and Restated Articles of Incorporation of Celsia Technologies, Inc. (incorporated by reference to Exhibit 3(i).3 to Celsia Technologies, Inc.’s Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 2006).

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

10.1**+ Letter Agreement between Celsia Technologies, Inc. and Hakan Wretsell.

10.2**+ Letter Agreement between Celsia Technologies, Inc. and Michael Karpheden.

10.3*** Form of Convertible Promissory Note (the “Notes”)

10.4*** Security Agreement related to the Notes.

10.5*** Form of Securities Purchase Agreement related to the Notes.

10.6*** Stock Transfer Agreement related to the Notes.

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

* Included as an exhibit to Celsia Technologies, Inc.’s Registration Statement on Form SB-2, SEC File No. 333-128856 (the “Form SB-2”), and incorporated herein by reference.

** Included as an exhibit to Celsia Technologies Inc.’s Current Report on Form 8-K filed March 27, 2007.

*** Included as an exhibit to Post-Effective Amendment No. 1 to the Form SB-2 and incorporated herein by reference.

+ Represents a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELSIA TECHNOLOGIES, INC.
(Registrant)

Date: May 11, 2007
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