Form 10QSB
period 2007-06-30
Celsia Technologies, Inc.
filed 2007-08-07
CIK 1144255

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 333-64840

CELSIA TECHNOLOGIES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	91-2015441
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 3, 2007
Common Stock	81,664,937

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1. Financial Statements.

Celsia Technologies, Inc. and Subsidiaries
Consolidated Balance Sheet
as of June 30, 2007
Unaudited (US Dollars)

Assets
Current Assets
Cash and cash equivalents	$5,023,251
Receivable	172,474
Inventory	124,879
Prepaid expenses	15,544
Other	25,525
Total current assets	5,361,673

Guarantee deposits	153,533
Advance payments	117,012

Furniture and equipment, net (note 1)	656,596
Deferred Charges (note 1)	1,494,130
Royalty Advance (note 3)	500,000
Intangible Assets, net (note 3)	97,913

Total assets	$8,380,857

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$307,973
Bond Payable (note 4)	322,292
Accrued expenses
Payroll and Related	795,624
Other	295,474
Other	65,151
Total current liabilities	1,786,514

Convertible Debenture, net (note 6)	5,164,801
Accrual for Employee Retirement Benefits (note 3)	129,108

Total liabilities	7,080,423

Stockholders' equity (note 6 & 7)
Preferred Stock, Series A; $.001 par value; 30,000,000 shares authorized; 23,061,505 issued and outstanding	23,061
Preferred Stock, Series B; $.001 par value; 7,000,000 shares authorized; 3,063,402 issued and outstanding	3,063
Common stock; $.001 par value; 500,000,000 shares authorized; 81,664,937 issued and outstanding	81,665
Common stock Subscribed	7,599
Additional paid-in-capital	33,888,844
Other comprehensive loss	(137,546)
Accumulated (deficit)	(32,566,252)
Total stockholders' equity	1,300,434

Total liabilities and stockholders' equity	$8,380,857

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Unaudited (US Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenue	$199,332	$19,994	$298,655	$22,560

Costs and expenses
Cost of Sales	381,400	185,274	547,938	284,254
Selling and Administrative expenses	585,342	1,383,128	1,542,304	2,685,163
Depreciation	45,757	6,539	89,231	12,157
Amortization of deferred financing cost (note 1)	79,111	-	84,164	-
Miscellaneous (income) expense	4,289	(1,902)	4,952	2,700
Total costs and expenses	1,095,899	1,573,039	2,268,589	2,984,274

Operating (loss)	(896,567)	(1,553,045)	(1,969,934)	(2,961,714)

Other income (expenses)

Financing Expense (note 6)	(6,060,564)	-	(6,060,564)	-
Net Loss on Disposal of furniture and equipment	-	-	-	(45,900)
Loss on Investment	-	(110,670)	-	(110,670)
Interest and other income	66,645	29,304	39,345	72,691
Interest expense (notes 5 and 6)	(169,907)	(16,563)	(185,963)	(27,161)

Total other income (expenses)	(6,163,826)	(97,929)	(6,207,182)	(111,040)

Net (loss)	$(7,060,393)	$(1,650,974)	$(8,177,116)	$(3,072,754)

Dividend on Series A Preferred Stock (Note 7)	$(41,144)	$(340,721)	$(41,144)	$(677,698)
Deemed Dividend on Series A & B Preferred Stock	$(652,318)		$(652,318)

Net Loss Attributable to Common Shareholders	$(7,753,855)	$(1,991,695)	$(8,870,578)	$(3,750,452)

Net Loss per Share:
Basic and Diluted	$(0.14)	$(0.07)	$(0.19)	$(0.13)

Weighted Average Shares Outstanding	54,809,238	29,761,545	45,646,974	29,640,109

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited (US Dollars)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net (loss)	$(8,177,116)	$(3,072,754)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities:
Depreciation	89,231	12,157
Amortization of Deferred Charges	84,164	-
Interest on Convertible Debt	112,935
Issuance of warrants for service	75,229
Financing Expense	6,060,564
Stock Based Compensation	183,025	132,111
Loss on Investment	-	110,670
Loss on Disposal of Furniture and Equipment		45,901
Imputed Interest, Net	-	(12,844)
Changes to certain other accounts:
Receivable	(117,022)	64,695
Inventory	3,634	(34,906)
Advance payments	18,091	(20,279)
Prepaid expenses	18,748	39,000
Accounts payable	(112,797)	(108,183)
Accrued expenses	(299,328)	(80,132)
Accrual for Employee Retirement Benefits	(18,004)	165,607
Other	(10,955)	(42,707)
Net cash (used) by operating activities	(2,089,601)	(2,801,664)

Cash flows from investing activities:
Deposits	(22,727)	(879)
(Acquisition) Redemption of short-term financial instrument	-	(10,543)
Purchase of furniture and equipment	(51,855)	(79,058)
Net cash (used) by investing activities	(74,582)	(90,480)

Cash flows from financing activities:
Short-term borrowings		(231,683)
Long-term borrowings		39,243
Deferred Finance Charge	(1,107,966)
Proceeds from issuance of Convertible Debt	8,000,000
Net cash (used) provided by financing activities	6,892,034	(192,440)

Net (decrease) increase in cash and cash equivalents	4,727,851	(3,084,584)

Cash and cash equivalents - beginning of period	$295,400	$6,009,966

Cash and cash equivalents - end of period	$5,023,251	$2,925,382

Supplemental cash flow disclosure
Noncash financing activity

During 2007 and 2006 the Company recorded stock compensation
arrangements for certain employees and directors	$183,025	$132,111

During 2007, the Company recorded a premium on the conversion of
issued notes payable to convertible debenture as a deferred finance charge	$115,000	$-

During 2007, the Company issued warrants to placement agents
for convertible debenture as a deferred finance charge	$355,328	$-

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2007

Note 1 - Summary of significant accounting policies

Organization

Celsia Technologies, Inc. (the "Company" or "Celsia"), a US Corporation incorporated in Nevada, is formerly known as iCurie, Inc. Celsia's operations consist of research, development, and commercialization of next-generation cooling solutions. The Company was founded in 2000 to address the emerging heat problem that now threatens the development of higher-performing microelectronic products. Celsia anticipates being the first Company to take this innovative thermal management technology from the laboratory to high volume manufacturing, and operate as both a licensor of the technology and a vertically integrated provider of customized applications.

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

Financial reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The Company prepares its financial statements in conformity with accounting principle generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statement Although these statements are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates.

Significant estimates required to be made by management include the valuation of investments, equity securities issued, prepaid royalties, registration rights, and intangible assets.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company and its Subsidiaries have recently commenced limited revenue producing operations and hav sustained accumulated losses since inception of approximately $32.5 million. The Company and its Subsidiaries have funded operations through equity and debt financing since inception. All these factors raise substantial doubt over the Company's ability to continue as a going concern.

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

Inventory

Inventory consists of finished goods ready to be sold to customers. Inventories are carried at the lower of cost or market value

Investment

The UK Subsidiary owns 527,000 shares of an entity affiliated through common management. During 2006, the Company recorded a $110,670 loss on investment to bring its carry basis down to its estimated net realizable value. These shares have been fully reserved and carry a book value of $ 0 as of June 30, 2007.

Revenue recognition

The Company's policy is to record revenue as earned when the following attributes are met.

-	Persuasive evidence of a sale arrangement exists.

-	Delivery has occurred to the customers.

-	The sales price to the customer is fixed or determinable.

-	Collection is reasonably assured.

The Company recognized revenues of $298,655 and $22,560 for the six months ende June 30, 2007 and 2006, respectively, from customer orders for test samples and commercial deliveries.

Deferred costs

In connection with obtaining debt financing as described in Note 6, the Company incurred legal and other related fees. Deferred financing costs incurred in connection with long-term financing amounted to $1,578,294 and are being amortized on a straight-line basis over the stated term of the loan. Amortization expense for the six months ended June 30, 2007 amounted to $84,164.

Furniture and equipment

Furniture and equipment at June 30, 2007 are summarized as follows:

Vehicles	$71,622
Machinery	600,008
Furniture and fixtures	391,444
1,063,074
Accumulated depreciation	(406,478)
$656,596

Furniture and equipment are stated at cost. Major renewals and betterments, which prolong the useful life or enhance the value of assets, are capitalized. Depreciation is computed using the straight-line method over the estimated life of five years for machinery and equipment, furniture and fixtures, and vehicles. Depreciation expense for the six months ended June 30, 2007 and 2006 amounted to $89,231 and $12,157, respectively.

Net Loss per Share

Basic Loss per share is computed by dividing net loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares plus the dilutive effect of convertible debt and preferred shares and outstanding options and warrants.

Approximately 23 million and 3 million shares to be issued upon conversion of Series A and Series B, respectively, Preferred Shares were excluded from the calculation of diluted earnings per share for the period ended June 30, 2007, because they were anti-dilutive.

Approximately 21 million and 3 million shares to be issued upon conversion of Series A and Series B, respectively, Preferred Shares were excluded from the calculation of diluted earnings per share for the period ended June 30, 2006, because they were anti-dilutive.

Approximately 65 million shares to be issued upon conversion of the convertible debenture were excluded from the calculation of diluted earnings per share for the period ended June 30, 2007 because they were anti-dilutive.

Long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. When the aggregate undiscounted future cash flows is less than the carrying value of the asset, an impairment loss is recognized, based on the fair value of the asset.

Business risks

The Company is subject to the risks associated with start-up and high growth companies such as the risks of raising adequate capital, producing profitable operations, and operating in various countries throughout the world.

Research and development costs

Research and development costs are expensed as incurred and amounted to $263,418 and $455,852 for the six months ended June 30, 2007 and 2006, respectivel

Foreign currency translation

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

The Company follows Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 requires a Company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) includes the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation gains (losses) for the six months ended June 30, 2007 and 2006 amounted to ($18,982) and $(13,810), respectively. Accordingly, comprehensive loss for the six months ended June 30, 2007 and 2006 amounted to $8,196,098 and $3,086,564, respectively.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements". This bulletin requires companies to consider the effect of prior year misstatements for past and current financials statements when determining the materiality of these misstatements, and to make appropriate adjustments to the financial statements and related disclosures accordingly. This requirement is in effect for all companies with fiscal years ending after November 15, 2006. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this statement did not have a material effect on the Company's reported financial position or results of operations.

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

Accrual for Employment Retirement Benefits

The Company has recorded a liability of $129,108 as of June 30, 2007, as a result of a legal decision by the Korean Supreme Court in 2006 related to employment benefits. The Company believes that this potential liability will not be paid within the current year, and it has therefore been recorded as a long term liability.

Commitments to a third party

According to an agreement between the Korea Subsidiary and Sae Han IT, on May 21, 2004, The Korea Subsidiary is to provide 25 percent of gross margin to B.A.C. Network (BAC) from the micro cooling systems business for 3 years from the initial sales to include only LG Electronics, LGIBM, and others to which LG Electronics and LGIBM will supply the Company's products. Gross margin is determined based on the difference between suppliers' unit cost and selling price to purchaser. Through June 30, 2007, no qualifying sales have occurred.

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

Intangible Assets

In April 2007, Celsia acquired certain assets and liabilities together with two sales executives and a thermal management customer base from CheongNam International Co. Ltd. ("CNIT"), a Korean entity, for approximately $70,000. The Company has recorded assets of approximately $88,000, liabilities of approximately $82,000 and intangible asset (which is the value assigned to the acquired customer list) of approximately $64,000. The Company is amortizing this customer list over 36 months.

The Company has also recorded an intangible asset for costs incurred with filing approved patents and trademarks of approximately $34,000.

Registration Rights

The Company entered into a registration rights agreement with the preferred series B share holders dated December 16, 2005. Under the terms of the Registration Rights Agreement, the Company is required to use its best efforts to file a Registration Statement covering the underlying Common Stock within six months after the Company's Registration Statement on Form SB-2 (SEC File No. 333-128856) is declared effective. The Company is required to maintain the effectiveness of the Initial Registration Statement through the first anniversary of the Closing Date and shall use its best efforts to maintain the effectiveness of the Initial Registration Statement through the second anniversary of the Closing Date. This agreement was amended on May 25, 2007 to reflect the subordination of rights under this agreement to the registration rights agreement entered into by the Company on May 25, 2007 as described below.

The Company entered into a registration rights agreement with the Convertible Debenture Holders dated May 25, 2007. Under the terms of the Registration Rights Agreement, the Company is required to file a Registration Statement (the "Initial Registration Statement") covering the Common Stock (i) into which the Debentures are convertible and (ii) for which the Warrants and Placement Agent Warrants are exercisable (collectively, the “Registrable Securities”) within 30 days of a demand by Debenture Holders or within six (6) months after the Closing Date. If the Initial Registration Statement is not filed on or prior to its Filing Date, or in certain other circumstances, the Company shall pay to each Debenture Holder an amount in cash equal to 1.0% of the aggregate purchase price paid by such Debenture Holder pursuant to the Purchase Agreement for any unregistered securities then held by such Debenture Holder. Management has not accrued a liability for this contingency as they feel the non-performance of the filing requirement is remote.

Note 4 - Bond payable

The bond payable (Won 300 million) at June 30, 2007, was issued to Asia Vital Components in December 2002 and matures in December 2007. The bond carries no interest and has been discounted using a 7% interest rate. At June 30, 2007 the unamortized bond discount amounted to $2,892.

The bond payable at June 30, 2007 is summarized as follows:

Face Amount	$325,184
Less: Discount	(94,661)
Plus: Amortization of discount	91,769

Carrying value	$322,292

Under the original terms, the bond was convertible into 6,667 shares (an approximate 2% ownership) of common stock in the Korea Subsidiary; however, Asia Vital Components has waived its right to convert the bond into common stock.

Note 5 - Notes Payable

On February 20, 2007 and April 20, 2007, the Company issued Secured Convertible Promissory Notes (the “Notes”) in an aggregate principal amount of $1,000,000 and $150,000, respectively, to certain purchasers (the “Noteholders”) pursuant to the terms of Securities Purchase Agreements dated as of February 20, 2007 by and between the Company and the Noteholders. The Notes carry an annual interest rate of 10%, with all principal and accrued interest being due and payable on June 20, 2007; provided, however, that upon the terms and subject to the conditions of the Notes, all outstanding principal and interest on the Notes will automatically convert into securities of the Company issued pursuant to a Company financing meeting certain conditions (a “Qualified Financing”). if such Qualified Financing is effectuated on or prior to June 20, 2007. All principal and accrued interest on the Notes shall become payable prior to June 20, 2007 upon certain events of default relating to, among things, the bankruptcy or dissolution of the Company, the sale of substantially all of the Company’s assets and certain breaches by the Company of the terms and conditions of the Notes and related agreements. The obligations evidenced by the Notes are secured by a pledge of substantially all of the Company’s assets, including the capital stock of Celsia Technologies UK Limited and Celsia Technologies Korea, Inc. In connection with the issuance of the Notes, the Company’s Chief Executive Officer and Chief Financial Officer have agreed to transfer approximately 735,000 shares of Company common stock held by such executives to the Noteholders in the event that a Qualified Financing does not occur on or prior to June 20, 2007.

On May 25, 2007, the Company issued Convertible Debentures which met the conditions of a Qualified Financing. The Notes, totaling principal of $1,150,000, interest of $27,847, and a 10% premium on principal totaling $115,000, were automatically converted into the Convertible Notes. Upon completion of the transaction, the 735,000 shares of Company common stock pledged by the Company's Chief Executive Officer and Chief Financial Officer were returned to them.

Note 6 - Convertible Debentures

On May 25, 2007, the Company issued 8% Secured Convertible Debentures due May 25, 2010 (the “Debentures”) in the aggregate principal amount of $8,142,847 to certain individuals and entities, together with warrants exercisable for a total of 70,752,778 shares of the Company’s common stock at a price of $0.144, for an aggregate of $6,850,000 in cash and the surrender of previously outstanding promissory notes of the Company totaling $1,292,847 (see Note 5). The Company used the Black Scholes option-pricing model to value the warrants issued to the Debenture Holders and applied it to the principal amount to determine the convertible debt discount which totaled $3,063,133. The Company will amortize the discount over the life of the Debenture (36 months). During the six months ended June 30, 2007, the Company amortized $85,807 of the debt discount into interest expense.

The sale of Debentures and Warrants (the “Debenture Offering”) was effected pursuant to a Securities Purchase Agreement dated as of May 25, 2007 between the Company and the Debenture Holders (the “Purchase Agreement”). In connection with the Debenture Offering, the Company entered into a Security Agreement and Registration Rights Agreement, each dated as of May 25, 2007, with the Debenture Holders (see Note 3).

In connection with the Debenture Offering, the placement agents (i) received a cash fee of approximately $590,000 and (ii) are entitled to receive warrants to purchase 5,120,000 shares of the Company’s common stock at a price of $0.144. The Company has recorded payments to the placement agents as a deferred cost (see Note 1).

As part of the debt financing, each holder of Series A & B Preferred Stock who certified their status as an accredited investor was issued 2.19 shares of Common Stock for each share of Preferred Stock held. The Company has recorded a financing expense of $6,060,564 representing the fair value of the 50,504,696 shares of Common Stock issued as an inducement to the Series A & B Preferred Shareholders to consent to the convertible debenture. As of June 30, 2007, 45,126,469 shares of Common Stock have been issued and the remaining 5,378,227 shares have been recorded as Common Stock subscribed. As part of the same consent, the Series A & B Preferred Shareholders agreed to modify the terms of the preferred stock to eliminate their seniority to the Debenture holders in regards to the sale or liquidation of the Company, forfeit any unpaid and undeclared dividends through May 24, 2007, lower the dividend rate on the Series A Preferred Stock to two percent per annum (2%) going forward, and eliminate certain additional rights of the preferred stock. In addition, the Series A & B Preferred Shareholders waived any future anti-dilution rights.

Upon issuing the Debentures, the Company triggered certain anti-dilution provisions in the Company's warrants which lowered the conversion price and increased the number of shares the warrant is convertible for. The Company used the Black-Scholes option-pricing model to determine the fair market value of the adjusted warrants and recorded a deemed dividend of $652,318 (see note 7).

The Debenture Holders shall be entitled to receive interest on the aggregate unconverted and then outstanding principal amount of their Debentures at the rate of 8% per annum, payable quarterly, in cash or Common Stock at the discretion of the Company, and subject to certain limitations and restrictions. The Debentures are secured by substantially all of the Company’s assets. The Debenture Holders have the right to convert the Debentures at any time into shares of Common Stock at an initial conversion price of $0.125. The exercise price of the Warrants and Placement Agent Warrants are $.144 per share. The conversion price of the Debentures and the exercise price of the Warrants and Placement Agent Warrants are subject to adjustment upon certain events.

Note 7 - Stockholders' equity

Capital stock

At June 30, 2007, the Company had an authorized number of shares of 500,000,000 Common Shares and 100,000,000 of Preferred Shares, 30,000,000 of which has been designated as Preferred Series A Shares and 7,000,000 of which has been designated Preferred Series B Shares. The total issued and outstanding shares were 81,664,937 Common Shares, 23,061,505 Preferred Series A Shares, and 3,063,402 Preferred Series B Shares.

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

Effective as of July 11, 2005, iCurie, Inc. issued 20,995,239 shares of Series A Preferred Stock, together with warrants exercisable for a total of 6,441,895 shares of the Company's common stock at prices ranging from $0.88 - $1.32, to various parties in exchange for approximately $12.48 million in cash (at a cash price of $0.88 per share of Series A
Preferred Stock) and the transfer of $4.6 million of previously issued promissory notes issued by various parties. Certain of the promissory notes carried beneficial conversion features and as a result, during the year ended December 31, 2005, the Company recorded additional interest expense of $192,959. (These transactions are collectively referred as the “Series A Offering”). The Series A Offering was effectuated pursuant to Subscription Agreements (in the case of cash sales) and a Preferred Stock Purchase Agreement (in the case of the issuance of Series A Preferred Stock for promissory notes) between iCurie, Inc. and the stock recipients, each effective as of July 11, 2005.

In connection with the Series A Offering, the Company entered into a Registration Rights Agreement dated as of July 11, 2005 with the Company's shareholders, Series A Shareholders, and certain additional parties. Under the terms of the Registration Rights Agreement, if a registration statement is not filed within 60 days of July 11, 2005 or declared effective within 120 days of July 11, 2005 (each a "Non-registration Event"), then for each 30 day period during the pendancy of such a Non-Registration Event, the company is required to pay to the selling shareholders liquidated damages in an amount equal to one percent (1%) of the aggregated price such selling shareholders paid for the Company's series A Preferred stock (deemed to be $0.88 per share), which the company may pay in cash or additional shares of series A Preferred Stock (valued at $0.88 per share), at the company's option. The registration statement was filed on October 6, 2005 and was declared effective on April 17, 2006. At December 31, 2005, the Company accrued $923,790 as an estimate of the registration rights penalty, which amount is included in selling and administrative expenses in the accompanying 2005 financial statements. On August 10, 2006, the Company issued 970,550 Series A Preferred Shares valued at $902,611 to Preferred Series A Share Holders in settlement of the Registration Rights Penalty. Hansen Gray and CHL have certain registration rights, and the holders of the Series A Preferred Shares have certain continuing rights under this Registration Rights Agreement. This agreement was amended on May 25, 2007 to reflect the subordination of rights under this agreement to the registration rights agreement entered into by the Company on May 25, 2007 (see Note 3).

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

Prior to May 25, 2007, the holders of Series A Preferred Stock were entitled to receive cumulative, compounding dividends at a rate of eight percent (8%) per annum as, when and if declared by the Board of Directors of the Company. The dividends may be paid in cash or shares of Series A Preferred Stock (valued at original issue price) at the sole discretion of the Company. Holders of Series A Preferred Stock also receive on an as-converted basis any distributions paid on the common stock. No dividends may be paid on common stock unless all unpaid cumulative dividends on the Series A Preferred Stock are paid. On August 10, 2006, the Company issued approximately 1,700,000 shares of Series A Preferred Stock as dividends to all holders of record on July 11, 2006, valued at approximately $1,500,000. As of May 25, 2007, the Series A Preferred Stock consented to waive any unpaid and undeclared dividends which resulted in the reversal of approximately $1,172,000 in accumulated, unpaid and undeclared dividends. In addition, the Series A Preferred Shareholders consented to lower the compounding dividend rate to two percent (2%) per annum. As of June 30, 2007, accumulated, undeclared dividends on the Series A Preferred Shares totaled approximately $41,000.

Terms of Series B Preferred

Subject and subordinate to the liquidation rights of the Company’s Series A Preferred Stock, the holders of the Series B Preferred shall be entitled to receive in preference to the holders of the Common Stock a per share amount equal to $1.00, in the event of any sale or dissolution of the Company. The holders of the Series B Preferred have the right to convert the Series B Preferred at any time into shares of Common Stock at an initial conversion rate of 1:1, as defined. At the option of the Company, if certain criteria as defined in the agreement are met, the Series B Preferred can be converted into Common Stock. Holders of the Series B Preferred Stock receive on an as-converted basis any distributions paid on the Common Stock.

Stock Compensation

Through June 30, 2007, the Company has granted approximately 6.6 million of its common stock to employees and others, of which approximately 4.3 million common shares have vested. These shares issuances were valued between $0.07-0.50 based upon management's estimate of the fair value of the common stock on the date of issuance. These stocks grants have certain vesting provisions through May 2009. For the period ended June 30, 2007 and 2006, approximately 156,000 and 890,000 shares, respectively, have vested and a charge to compensation expense of $102,904 and $104,766, respectively, was recorded. The remaining unvested shares valued at approximately $340,000 are being amortized over their respective vesting periods.

Employee Stock Options

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. For the period ended June 30, 2007 and 2006, the Company recognized stock-based compensation of $83,206 and $27,334, respectively. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating its forfeiture rate. Given the limited history of outstanding options, the Company has estimated a 0% forfeiture rate and has only recorded actual forfeitures as incurred.

Stock options issued under the Company’s Long-term Incentive Plans are granted with an exercise price equal or greater than the market price of the Company’s stock at the date of grant and expire ten years from the date of grant. These options generally vest over a two- or three-year period. During the period ended June 30, 2007 and 2006, the Company issued 0 and 241,000 options, respectively, to purchase common to purchase common stock.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. Given its limited trading history, the Company used volatility from companies in the same industry. The Company estimated the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments on common stock nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the three months ended June 30, 2006 using the Black-Scholes option-pricing model:

Risk free interest rate	8.02%
Expected Term (years)	5
Expected volatility	100.00%
Dividend Yield	0.00%

Information about all employee options outstanding is as follows:

	2007		2006
		Weighted Average		Weighted Average
For the six months ended June 30,	Shares	Exercise Price	Shares	Exercise Price
Options Outstanding at beginning of period	3,176,015	$0.79	2,510,337	$0.88
Granted	0	$-	241,000	$0.74
Cancelled	(104,000)	$0.88	0	$-
Options Outstanding at end of period	3,072,015	$0.79	2,751,337	$0.87

Warrants to Purchase Common Stock

During 2005, the Company issued various warrants to various parties in connection with the Series A and B Offerings. On May 25, 2007, upon issuing the Debentures, the Company triggered certain anti-dilution provisions in these warrant agreements which lowered the conversion price and increased the number of shares the warrant is convertible for.
The Company used the Black-Scholes option-pricing model to determine the fair market value of the adjusted warrants and recorded a deemed dividend of $652,318. The tables below show the effect of the repriced warrants and increase in the number of shares.

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

On May 25, 2007, the Company issued warrants to purchase 70,752,778 of Celsia common stock to the Debenture Holders (see Note 6). The Company valued the warrants to determine the discount on the debenture. In addition, the Company become obligated to issue warrants to purchase 5,120,000 of Celsia common stock to the Placement Agents and recorded $355,328 as deferred charges.

During the period ended June 30, 2007, the Company issued warrants to purchase 1,300,000 and 346,153 of Celsia common stock to a consultant. The Company recorded a consulting expense of $59,410 and $15,819, respectively, for these issuances.

A summary of the issued and outstanding warrants are as follows:

Old Exercise Price	Old # of Warrants Outstanding	Anti-Dilution Exercise Price	Anti-Dilution # of Warrants Outstanding	# of Warrants Exercisable	Expiration Date
$ 0.144	76,218,931	n/a	n/a	70,752,778	May 2012
$ 0.32	1,500,000	n/a	n/a	375,000	September 2011
$ 0.35	346,153	n/a	n/a	346,153	May 2012
$ 0.88	681,018	$0.144	681,018	681,018	July 2009
$ 0.88	1,186,820	$0.36	2,862,308	2,862,308	July 2010
$ 1.09	1,097,142	$0.36	2,646,027	2,646,027	July 2010
$ 1.10	2,759,357	$0.45	6,789,387	6,789,387	July 2010
$ 1.32	2,759,357	$0.53	6,882,126	6,882,126	July 2010
$ 1.50	772,190	$0.60	1,941,836	1,941,836	December 2010
$ 3.00	765,850	$1.16	1,986,069	1,986,069	December 2010

Warrants to Purchase Preferred Stock

During 2005, the Company issued various warrants to placement agents in connection with the Series A and B Offerings. A summary of these warrants are as follows:

Old Exercise Price	Old # of Warrants Outstanding	New Exercise Price	New # of Warrants Outstanding	# of Warrants Exercisable	Expiration Date
$ 0.88	1,364,528	$0.144	1,364,528	1,364,528	July 2010
$ 1.50	210,000	$0.144	210,000	210,000	December 2010

Note 8 - Subsequent Event

On July 18, 2007, the Company and AMF Capital, Inc. (formerly known as Hansen Gray & Company, Inc) (“AMF”) entered into a Settlement Agreement and Release pursuant to which the Company and AMF resolved certain claims of AMF against the Company. Pursuant to the Settlement Agreement, the Company paid $100,000 in cash to AMF and issued to AMF a warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.88 per share, and AMF released the Company from any and all claims except for certain specified contractual rights as set forth in the Settlement Agreement.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Management believes the following discussion is relevant to an assessment and understanding of the financial condition, financial results and plan of operation of Celsia Technologies, Inc. and its subsidiaries (collectively “we” or the “Company”) as of June 30, 2007. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Form 10-QSB.

Our operations include research, development, sales and marketing of our own patented technology portfolio as well as operating our pilot plant. During 2006 we commercialized our technology and executed several commercial orders. During the second quarter of 2007, the Company continued on the commercialization path and executed commercial deliveries. The Company also acquired substantially all of the assets and liabilities of CheongNam International Co. Ltd. (CNIT), a Korean entity, for approximately $70,000, which included the hiring of two sales executives and the acquisition of a thermal management customer base. The Company expects to market its Nanospreader products and thermal solutions to CNIT’s client base. In addition, we are currently involved with many potential customers in several projects designed to commercially produce and sell our products. Furthermore, technology companies face challenges as they develop and manufacture new and more powerful components and products, which generate heat and require a solution to dissipate the heat. We believe that the heat emission problem has accelerated and is now seriously threatening the development of new heat generating products in several industries. Our cooling technologies should therefore enable companies to develop new products with higher performance, increased efficiency and with smaller size. We want to become a world leader in developing and commercializing this next generation of cooling solutions for the PC, LED-lighting, flat panel display, and the communication and entertainment industries. Management has decided to focus the main part of the resources on the Nano Spreader Technology™ (NST). This technology path is meant to be a more economical and faster way to commercialize our products compared to our MCS technology.

The Company has produced revenues of $199,332 for the three months ended June 30, 2007 compared to $19,994 for the same period last year. The revenues are a result of customers paying for test samples, commercial deliveries, and commercial sales to CNIT’s (now our) customer base. Cost of sales for the three months ended June 30, 2007 was $381,400 compared to $185,274 for the same period last year. This higher cost of sales is attributable to increased production activity originating from an increasing demand for our products.

On May 25, 2007, the Company obtained additional funds through the issuance of 8 % secured convertible debentures in the aggregate amount of $8,142,847, of which $6,850,000 was paid in cash and the remainder through the surrender of previously outstanding promissory notes of the Company. Furthermore, the Company issued 70,752,778 warrants to the debenture holders to purchase the Company’s common stock. The debentures are due on May 25, 2010. In connection with the debenture offering, the company’s placement agents received a cash fee of $590,000 and 5,120,000 warrants to purchase the Company’s common stock. In addition, each holder of Preferred Stock who certified their status as an accredited investor was issued 2.19 shares of Common Stock for each share of Preferred Stock held. The Company has recorded a one-time financing expense of $6,060,564 for the 50,504,696 shares of Common Stock to be issued to the holders of Company preferred stock. Furthermore, upon issuing the Debentures, the Company triggered certain anti dilution provisions in the Company’s warrants, which lowered the conversion price and increased the number of shares the warrant is convertible for and recorded a deemed dividend of $652,318. This entry will have no cash impact.

The Company is working with tight cost controls in order to manage its commercialization process. A majority of our expenses in the quarter ended June 30, 2007 were from selling and administrative expenses, which include research and development activities. The selling and administrative expenses for the three months ended June 30, 2007 were approximately $585,000 compared to approximately $1,383,000 for the same period last year. The decrease compared to last year is mainly attributable to increased functional efficiency. Furthermore, the Company reversed a portion of its executive bonus accrual from prior periods (2006) of approximately $400,000 that will not materialize. Adjusted for the expense reversal, the gross expenses were approximately $985,000 for the three months ended June 30, 2007. In connection with the debenture financing, the company incurred legal and due diligence fees of approximately $500,000. The company has recorded these expenses as deferred charges and these expenses will be amortized over the length of the loan period. Additionally, the Company recorded an interest expense of approximately $170,000 for the three months ended June 30, 2007. Approximately $56,000 is pertaining to the debenture financing and has cash impact starting in January 2008. The remaining interest expense results from amortization of a debt discount recorded based upon the fair value of the warrants issued to the debenture holders and has no cash impact on the Company.

We expect our product development, and project management activities to continue to be driven by commercial opportunities and undertaken as a result of potential customers requesting test units. The test orders that we receive from potential customers are fulfilled either by 1) modification of already commercialized products or 2) new solutions designed together with the potential customer. During the second quarter of 2007, the majority of our R&D resources were dedicated to customer projects and for the design of products with commercial opportunities. This is expected to continue during the remainder of 2007.

We expect our capital expenditures over the next twelve months to be focused on complementing our pilot plant with specific volume related equipment and on specific research and development related test equipment. All investments will be driven by commercialization opportunities, customer driven projects, and/or commercial volumes. We are currently evaluating to recruit one sales executive in order to efficiently continue to execute our business plan and make sure that we fully capitalize on the market opportunity. As of June 30, 2007 the Company employed 24 people, 20 of which were located in Korea. Other additional new employees are strictly replacement hirings. However, if opportunities arise with what we believe are significant upsides with reasonable risks, we are prepared to reevaluate and change our plans.

During the quarter ended June 30, 2007, we continued to make progress towards building the Company and commercializing our technology. We have received additional product test orders, which have led to several related test product deliveries, as well as commercial orders. Test products are used by potential customers to examine our products' features and compatibility with customer products. Although such testing procedures can involve numerous steps and significant timelines, in several instances our test products have advanced beyond the test phases and been incorporated on a limited volume basis into commercial products. The mix between sample order deliveries and commercial deliveries increased during the second quarter of 2007 in favor of commercial deliveries.

Liquidity and Capital Resources

Our main sources of liquidity are the approximate $10.0 million in net cash proceeds generated from our 2005 Series A Preferred Stock offering, the $2.8 million in net proceeds from our Series B offering in 2005, the cash proceeds from the $1.0 million issuance of promissory notes in February 2007, which was later increased with $150,000 in April, and the issuance of the debentures in May 2007 for an aggregate amount of $6,850,000 in cash. The operational cash outflow for the three months ended June 30, 2007 has been approximately $417,000 per month, which includes a reduction of older accounts payables that amounts to approximately $149,000. Our main use of cash during the three months ended June 2007 has been related to product development driven by customer projects and general and administrative expenses. Prior to the Series A Preferred Stock issuance in July 2005, the Company had limited liquidity and approximately $2.5 million in convertible debt.

Based on our current operating plan, we anticipate using our cash mainly to continue commercialization efforts and to expand the distribution network for our technology solutions. The main cash uses will be for sales and marketing, general and administrative, and research and development expenses. Investments will be focused on product development and manufacturing. All investments will be driven by commercialization opportunities. The total cash need for the next twelve months is estimated to be approximately $4.5 million, starting at July 1, 2007. The main portion of the cash need is for sales activities, operating expenses, cost of sales, and a smaller portion is for investments in manufacturing and R&D. We expect to fund these activities through the cash received from the debenture financing and cash generated from operations.

The ratio between current assets and current liabilities at June 30, 2007 was approximately 3.0. However, a significant portion, approximately $725,000, of current liabilities relates to expenses that have limited cash impact.

Significant Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements. Although these statements are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. Significant estimates required to be made by management include the valuation of 1) investments, 2) equity securities issued, 3) prepaid royalties, 4) registration rights, and intangible assets.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”
(“SFAS 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

Item 3. Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2007 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There were no changes made in our internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f), during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their last evaluation.

PART II
OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 25, 2007, the Company issued the debentures and warrants to certain purchasers as reported herein and in the Company’s current report on Form 8-K filed on June 1, 2007. The issuance of such securities was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(2) thereof. The Company made this determination in part based on the representations of the purchasers of such securities, which included, in pertinent part, that such purchasers were “accredited investors” within the meaning of Rule 501 of Regulation D promulgated under the Securities Act.

Item 4. Submission of Matters to a Vote of Security Holders

A shareholder consent was submitted to the holders of the Company’s preferred stock during the second quarter of fiscal 2007 to consent to (i) an amendment and restatement of the Company’s Articles of Incorporation and (ii) certain matters related to the issuance of the Debentures and Warrants. The Company received consents from holders of 18,313,230 shares of Series A Preferred Stock, representing 79.41% of the outstanding Series A Preferred Stock, and 3,013,402 shares of Series B Preferred Stock, representing 98.37% of the outstanding Series B Preferred Stock.

Item 6. Exhibits.

Exhibit Number	Exhibit

3(i).1*	Amended and Restated Articles of Incorporation.

4.1*	Form of Debenture.

4.2*	Form of Warrant.

4.3*	Form of warrant issueable to the Placement Agents pursuant to the Debenture issuance.

10.1*	Securities Purchase Agreement dated May 25, 2007 between the Company and purchasers of the Debentures.

10.2*	Registration Rights Agreement dated May 25, 2007 between the Company and purchasers of the Debentures.

10.3*	Security Agreement dated May 25, 2007 by and among the Company, Celsia Technologies UK Limited (“Celsia UK”), Celsia Technologies Korea, Inc. (“Celsia Korea”) and purchasers of the Debentures.

10.4*	Form of Subsidiary Guarantee dated May 25, 2007 executed by each of Celsia UK and Celsia Korea pursuant to the Debenture issuance.

10.5*	Placement Agent Agreement dated May 1, 2007 by and among the Company and the Placement Agents.

10.6*	Amendment to Placement Agent Agreement dated May 25, 2007 by and among the Company and the Placement Agents.

10.7**	Second Amendment to Celsia Technologies, Inc. 2005 Stock Incentive Plan.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Included as an exhibit to Celsia Technologies Inc.’s Current Report on Form 8-K filed June 1, 2007.

** Represents a management contract or compensatory plan or arrangement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELSIA TECHNOLOGIES, INC. (Registrant)

Date: August 7, 2007	By:	/s/ Hakan Wretsell
Hakan Wretsell Chief Executive Officer

By:	/s/ Michael Karpheden
Michael Karpheden Chief Financial Officer

EXHIBIT INDEX

10.7	Second Amendment to Celsia Technologies, Inc. 2005 Stock Incentive Plan

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002