Form 10QSB
period 2007-09-30
Celsia Technologies, Inc.
filed 2007-11-14
CIK 1144255

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-QSB

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 2007

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number: 333-64840

CELSIA TECHNOLOGIES, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	91-2015441
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class Common Stock	Outstanding as of November 12, 2007 83,293,476

Transitional Small Business Disclosure Format: Yes  ☐ No ☒

PART I
FINANCIAL INFORMATION

Item 1.  Financial Statements.

Celsia Technologies, Inc. and Subsidiaries
Consolidated Balance Sheet
as of September 30, 2007
Unaudited (US Dollars)

Assets
Current Assets
Cash and cash equivalents	$4,043,258
Receivable	238,613
Inventory	128,275
Prepaid expenses	50,947
Other	29,063
Total current assets	4,490,156

Guarantee deposits	144,100
Advance payments	178,483

Furniture and equipment, net (note 1)	624,454
Deferred Charges (note 1)	1,899,226
Royalty Advance (note 3)	500,000
Intangible Assets, net (note 3)	98,878

Total assets	$7,935,297

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$372,732
Bond Payable (note 4)	330,373
Accrued expenses
Payroll and Related	778,642
Other	403,274
Other	81,629
Total current liabilities	1,966,650

Convertible Debenture, net (note 6)	3,977,480
Accrual for Employee Retirement Benefits (note 3)	123,679

Total liabilities	6,067,809

Stockholders' equity (note 6 & 7)
Preferred Stock, Series A; $.001 par value; 30,000,000 shares authorized; 22,834,233 issued and outstanding	22,834
Preferred Stock, Series B; $.001 par value; 7,000,000 shares authorized; 3,063,402 issued and outstanding	3,063
Common stock; $.001 par value; 500,000,000 shares authorized; 83,293,476 issued and outstanding	83,294
Common stock Subscribed	6,183
Additional paid-in-capital	39,834,354
Other comprehensive loss	(169,857)
Accumulated (deficit)	(37,912,383)
Total stockholders' equity	1,867,488

Total liabilities and stockholders' equity	$7,935,297

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
Unaudited (US Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenue	$208,266	$32,854	$506,921	$55,414

Costs and expenses
Cost of Sales	329,089	149,670	877,027	433,924
Selling and Administrative expenses	1,057,060	2,117,212	2,599,364	4,802,375
Depreciation	44,406	6,599	133,637	18,756
Amortization of deferred financing cost (note 1)	147,761	-	231,925	-
Miscellaneous (income) expense	(3,054)	(19,534)	1,898	(16,834)
Total costs and expenses	1,575,262	2,253,947	3,843,851	5,238,221

Operating (loss)	(1,366,996)	(2,221,093)	(3,336,930)	(5,182,807)

Other income (expenses)

Financing Expense (note 6)	(3,430,591)	-	(9,491,155)	-
Net Loss on Disposal of furniture and equipment	-	-	-	(45,900)
Loss on Investment	-	-	-	(110,670)
Interest and other income	77,567	61,902	116,912	134,593
Interest expense (notes 5 and 6)	(626,113)	(20,289)	(812,076)	(47,450)

Total other income (expenses)	(3,979,137)	41,613	(10,186,319)	(69,427)

Net (loss)	$(5,346,133)	$(2,179,480)	$(13,523,249)	$(5,252,234)

Dividend on Series A Preferred Stock (Note 7)	$(101,296)	$(2,360,171)	$(142,440)	$(3,037,869)
Deemed Dividend on Series A & B Preferred Stock			$(652,318)

Net Loss Attributable to Common Shareholders	$(5,447,429)	$(4,539,651)	$(14,318,007)	$(8,290,103)

Net Loss per Share:
Basic and Diluted	$(0.07)	$(0.15)	$(0.25)	$(0.28)

Weighted Average Shares Outstanding	83,258,145	30,089,173	58,412,810	29,792,739

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Unaudited (US Dollars)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net (loss)	$(13,523,249)	$(5,252,234)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities:
Depreciation	133,637	18,756
Amortization of Deferred Charges	231,925	-
Amortization of Debt Discount	574,736	-
Issuance of warrants for service	75,229	-
Issuance of warrants as settlement	32,700	-
Beneficial Conversion Feature	3,430,591	-
Financing Expense	6,060,564	-
Stock Based Compensation	150,291	180,702
Loss on Investment	-	110,670
Accrued Registration Rights Penalty settled with Preferred Stock	-	902,611
Loss on Disposal of Furniture and Equipment	-	45,901
Imputed Interest, Net	-	(17,988)
Changes to certain other accounts:
Receivable	(183,161)	64,673
Inventory	238	(42,874)
Advance payments	(43,380)	(49,402)
Prepaid expenses	(16,655)	(12,437)
Accounts payable	(48,038)	(162,827)
Accrued expenses	(208,510)	(153,827)
Accrual for Employee Retirement Benefits	(23,433)	166,452
Other	(28,607)	(4,388)
Net cash (used) by operating activities	(3,385,122)	(4,206,212)

Cash flows from investing activities:
Deposits	(13,294)	(1,218)
(Acquisition) Redemption of short-term financial instrument	-	(10,571)
Purchase of furniture and equipment	(64,119)	(106,960)
Net cash (used) by investing activities	(77,413)	(118,749)

Cash flows from financing activities:
Short-term borrowings	-	(231,683)
Long-term borrowings	-	30,838
Deferred Finance Charge	(1,139,607)	-
Proceeds from issuance of Convertible Debt	8,350,000	-
Net cash (used) provided by financing activities	7,210,393	(200,845)

Net (decrease) increase in cash and cash equivalents	3,747,858	(4,525,806)

Cash and cash equivalents - beginning of period	$295,400	$6,009,966

Cash and cash equivalents - end of period	$4,043,258	$1,484,160

Supplemental cash flow disclosure
Noncash financing activity

During 2007 and 2006 the Company recorded stock compensation
arrangements for certain employees and directors	$150,291	$180,702

During 2007, the Company recorded a premium on the conversion of
issued notes payable to convertible debenture as a deferred finance charge	$115,000	$-

During 2007, the Company issued warrants to placement agents
for convertible debenture as a deferred finance charge	$876,544	$-

During 2006 the Company issued Preferred Stock as a Preferred
Stock Dividend	$-	$1,554,703

During 2006 the Company issued Common Stock as a Preferred
Stock Dividend	$-	$1,772,308

During 2006 the Company issued Preferred Stock Series A Shares
to settle the Registration Rights Penalty	$-	$902,611

During 2006 Preferred Shares were converted into Common Shares	$-	$428

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2007

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

Financial reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. They do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ended December 31, 2007.

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements. Although these statements are based on management's best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. Significant estimates required to be made by management include the valuation of investments, equity securities issued, prepaid royalties, registration rights, intangible assets, and accouting for convertible debentures.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company and its Subsidiaries have recently commenced limited revenue producing operations and have sustained accumulated losses since inception of approximately $37.9 million. The Company and its Subsidiaries have funded operations through equity and debt financing since inception. All these factors raise substantial doubt over the Company's ability to continue as a going concern.

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

Investment

The UK Subsidiary owns 527,000 shares of an entity affiliated through common management. During 2006, the Company recorded a $110,670 loss on investment to bring its carry basis down to its estimated net realizable value. These shares have been fully reserved and carry a book value of $ 0 as of September 30, 2007.

Revenue recognition

The Company's policy is to record revenue as earned when the following attributes are met.

•	Persuasive evidence of a sale arrangement exists.

•	Delivery has occurred to the customers.

•	The sales price to the customer is fixed or determinable.

•	Collection is reasonably assured.

The Company recognized revenues of $506,921 and $55,414 for the nine months ended September 30, 2007 and 2006, respectively, from customer orders for test samples and commercial deliveries.

Deferred costs

In connection with obtaining debt financing as described in Note 6, the Company incurred legal and other related fees. Deferred financing costs incurred in connection with long-term financing amounted to $2,131,150 and are being amortized on a straight-line basis over the stated term of the loan. Amortization expense for the nine months ended September 30, 2007 amounted to $231,925.

Furniture and equipment

Furniture and equipment at June 30, 2007 are summarized as follows:

Vehicles	$72,327
Machinery	605,481
Furniture and fixtures	411,843
1,089,651
Accumulated depreciation	(465,197)
$624,454

Furniture and equipment are stated at cost. Major renewals and betterments, which prolong the useful life or enhance the value of assets, are capitalized. Depreciation is computed using the straight-line method over the estimated life of five years for  machinery and equipment, furniture and fixtures, and vehicles. Depreciation expense for the nine months ended September 30, 2007 and 2006 amounted to $133,637 and $18,756, respectively.

Net Loss per Share

Basic Loss per share is computed by dividing net loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted  earnings per share is computed by dividing net earnings by the weighted average number of shares plus the dilutive effect of convertible debt and preferred shares and outstanding options and warrants. Approximately 23 million and 3 million shares to be issued upon conversion of Series A and Series B, respectively, Preferred Shares were excluded from the calculation of diluted earnings per share for the period ended September 30, 2007 and 2006, respectively, because they were anti-dilutive. Approximately 136 million shares to be issued upon conversion of the convertible debenture were excluded from the calculation of diluted earnings per share for the period ended September 30, 2007 because they were anti-dilutive.

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

Research and development costs

Research and development costs are expensed as incurred and amounted to $439,725 and $624,337 for the nine months ended September 30, 2007 and 2006, respectively.

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

The Company follows Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 requires a Company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) includes the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation gains (losses) for the nine months ended September 30, 2007 and 2006 amounted to ($51,293) and $(19,231), respectively. Accordingly, comprehensive loss for the nine months ended September 30, 2007 and 2006 amounted to $13,574,542 and $5,271,465, respectively.

Fair value of financial instruments

The Company's cash, receivables, accounts payable, short-term debt, bonds payable, and convertible debenture represent financial instruments whose carrying amounts reasonably approximate their fair value.

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
$127,703

Accrual for Employment Retirement Benefits

The Company has recorded a liability of $123,679 as of September 30, 2007, as a result of a legal decision by the Korean Supreme Court in 2006 related to employment benefits. The Company believes that this potential liability will not be paid within the current year, and it has therefore been recorded as a long term liability.

Commitments to a third party

According to an agreement between the Korea Subsidiary and Sae Han IT, on May 21, 2004, The Korea Subsidiary is to provide 25 percent of gross margin to B.A.C. Network (BAC) from the micro cooling systems business for 3 years from the initial sales to include only LG Electronics, LGIBM, and others to which LG Electronics and LGIBM will supply the Company's products. Gross margin is determined based on the difference between suppliers' unit cost and selling price to purchaser.  Through September 30, 2007, no qualifying sales have occurred.

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

The Company entered into a registration rights agreement with the Convertible Debenture Holders dated May 25, 2007 (see Note 6). Under the terms of the Registration Rights Agreement, the Company is required to file a Registration Statement (the "Initial Registration Statement") covering the Common Stock (i) into which the Debentures are convertible and (ii) for which the Warrants and Placement Agent Warrants are exercisable (collectively, the “Registrable Securities”) within 30 days of a demand by Debenture Holders or within six (6) months after the Closing Date. If the Initial Registration Statement is not filed on or prior to its Filing Date, or in certain other circumstances, the Company shall pay to each Debenture Holder an amount in cash equal to 1.0% of the aggregate purchase price paid by such Debenture Holder pursuant to the Purchase Agreement for any unregistered securities then held by such Debenture Holder. Management has not accrued a liability for this contingency as they feel the non-performance of the filing requirement is remote.

Note 4 - Bond payable

The bond payable (Won 300 million) at September 30, 2007, was issued to Asia Vital Components in December 2002 and matures in December 2007. The bond carries no interest and has been discounted using a 7% interest rate. At September 30, 2007 the unamortized bond discount amounted to ($1,985).

The bond payable at June 30, 2007 is summarized as follows:

Face Amount	$328,388
Less: Discount	(95,594)
Plus: Amortization of discount	97,579
Carrying value	$330,373

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

On May 25, 2007, the Company issued Convertible Debentures which met the conditions of a Qualified Financing. The Notes, totaling principal of $1,150,000, interest of $27,847, and a 10% premium on principal totaling $115,000, were automatically converted into the Convertible Notes (see Note 6). Upon completion of the transaction, the 735,000 shares of Company common stock pledged by the Company's Chief Executive Officer and Chief Financial Officer were returned to them.

Note 6 - Convertible Debentures

On May 25, 2007, the Company issued 8% Secured Convertible Debentures due May 25, 2010 (the “Debentures”) in the aggregate principal amount of $8,142,847 to certain individuals and entities, together with warrants exercisable for a total of 70,752,778 shares of the Company’s common stock at a price of $0.144, for an aggregate of $6,850,000 in cash and the surrender of previously outstanding promissory notes of the Company totaling $1,292,847 (see Note 5). The Company used the Black Scholes option-pricing model to value the warrants issued to the Debenture Holders and applied it to the principal amount to determine the convertible debt discount. The Company will amortize the discount over the life of the Debenture (36 months).

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

On August 17, 2007, the Company issued an additional 8% Secured Convertible Debenture due May 25, 2010 in the principal amount of $350,000, together with a warrant to purchase 2,800,000 shares of the Company’s common stock at a price of $0.144, for $350,000 in cash, on the same terms as the Company’s debentures and warrants issued on May 25, 2007.

In connection with the Debenture Offerings, the placement agents (i) received a cash fee of approximately $618,000 and (ii) are entitled to receive warrants to purchase 5,120,000 shares of the Company’s common stock at a price of $0.144. The Company has recorded payments to the placement agents as a deferred cost (see Note 1).

As part of the debt financing, each holder of Series A & B Preferred Stock who certified their status as an accredited investor was issued 2.19 shares of Common Stock for each share of Preferred Stock held. The Company has recorded a financing expense of $6,060,564 representing the fair value of the 50,504,696 shares of Common Stock issued as an inducement to the Series A & B Preferred Shareholders to consent to the convertible debenture. As of September 30, 2007, 46,517,737 shares of Common Stock have been issued and the remaining 3,986,959 shares have been recorded as Common Stock subscribed. As part of the same consent, the Series A & B Preferred Shareholders agreed to modify the terms of the preferred stock to eliminate their seniority to the Debenture holders in regards to the sale or liquidation of the Company, forfeit any unpaid and undeclared dividends through May 24, 2007, lower the dividend rate on the Series A Preferred Stock to two percent per annum (2%) going forward, and eliminate certain additional rights of the preferred stock. In addition, the Series A & B Preferred Shareholders waived any future anti-dilution rights.

Upon issuing the Debentures, the Company triggered certain anti-dilution provisions in the Company's warrants which lowered the conversion price and increased the number of shares the warrant is convertible for. The Company used the Black-Scholes option-pricing model to determine the fair market value of the adjusted warrants and recorded a deemed dividend of $652,318 (see note 7).

The Debenture Holders shall be entitled to receive interest on the aggregate unconverted and then outstanding principal amount of their Debentures at the rate of 8% per annum, payable quarterly, in cash or Common Stock at the discretion of the Company, and subject to certain limitations and restrictions. The Debentures are secured by substantially all of the Company’s assets. The Debenture Holders have the right to convert the Debentures at any time into shares of Common Stock at an initial conversion price of $0.125. The exercise price of the Warrants and Placement Agent Warrants are $.144 per share. The initial conversion price of the Debentures and the exercise price of the Warrants and Placement Agent Warrants are subject to adjustment upon certain events.

The Company triggered adjustments to the conversion price of the Debenture and the exercise price of the Warrants as a result of the Company's financial results for the period ending September 30, 2007, which will be effective the first day following the filing of this periodic report. The Debenture Holders have the right to convert the Debentures at any time into shares of Common Stock at a conversion price of $0.0625. The number of Warrants issued to the Debenture Holders and the Placement Agents increased to 147,105,556 and 10,240,000, respectively, and the exercise price was reduced to $0.072 per share.

The Company used the Black Scholes option-pricing model to value the adjusted warrants issued to the Debenture Holders and applied it to the principal amount to determine the convertible debt discount which totaled $5,062,256. The Company will amortize the discount over the life of the Debenture (36 months). During the nine months ended September 30, 2007, the Company amortized $546,889 of the debt discount into interest expense. As a result of the adjustment to the conversion price, the Company has recognized a beneficial conversion feature and has recorded a Financing Expense totaling $3,430,591 for the nine months ended September 30, 2007.

Note 7 - Stockholders' equity

Capital stock

At June 30, 2007, the Company had an authorized number of shares of 500,000,000 Common Shares and 100,000,000 of Preferred Shares, 30,000,000 of which has been designated as Preferred Series A Shares and 7,000,000 of which has been designated Preferred Series B Shares. The total issued and outstanding shares were 83,293,476 Common Shares, 22,834,233 Preferred Series A Shares, and 3,063,402 Preferred Series B Shares.

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

Prior to May 25, 2007, the holders of Series A Preferred Stock were entitled to receive cumulative, compounding dividends at a rate of eight percent (8%) per annum as, when and if declared by the Board of Directors of the Company. The dividends may be paid in cash or shares of Series A Preferred Stock (valued at original issue price) at the sole discretion of the Company. Holders of Series A Preferred Stock also receive on an as-converted basis any distributions paid on the common stock. No dividends may be paid on common stock unless all unpaid cumulative dividends on the Series A Preferred Stock are paid. On August 10, 2006, the Company issued approximately 1,700,000 shares of Series A Preferred Stock as dividends to all holders of record on July 11, 2006, valued at approximately $1,500,000. As of May 25, 2007, the Series A Preferred Stock consented to waive any unpaid and undeclared dividends which resulted in the reversal of approximately $1,172,000 in accumulated, unpaid and undeclared dividends (see Note 6). In addition, the Series A Preferred Shareholders consented to lower the compounding dividend rate to two percent (2%) per annum. As of September 30, 2007, accumulated, undeclared dividends on the Series A Preferred Shares totaled approximately $142,000.

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

Stock Compensation

Through September 30, 2007, the Company has granted approximately 4.6 million of its common stock to employees and others, of which approximately 4.4 million common shares have vested. These shares issuances were valued between $0.07-0.50 based upon management's estimate of the fair value of the common stock on the date of issuance. These stocks grants have certain vesting provisions through May 2009. For the period ended September 30, 2007 and 2006, approximately 166,000 and 1,074,000 shares, respectively, have vested and a charge to compensation expense of $37922 and $132,536, respectively, was recorded. The remaining unvested shares valued at approximately $38,000 are being amortized over their respective vesting periods.

Employee Stock Options

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. For the period ended September 30, 2007 and 2006, the Company recognized stock-based compensation of $116,842 and $48,079, respectively. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating its forfeiture rate. Given the limited history of outstanding options, the Company has estimated a 0% forfeiture rate and has only recorded actual forfeitures as incurred.

Stock options issued under the Company’s Long-term Incentive Plans are granted with an exercise price equal or greater than the market price of the Company’s stock at the date of grant and expire ten years from the date of grant. These options generally vest over a two- or three-year period. During the period ended September 30, 2007 and 2006, the Company issued 0 and 233,000 options, respectively, to purchase common to purchase common stock.

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

Risk free interest rate	8.02%
Expected Term (years)	5
Expected volatility	100.00%
Dividend Yield	0.00%

Information about all employee options outstanding is as follows:

For the nine months ended September 30,

	2007		2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options Outstanding at beginning of period	3,176,015	$0.79	2,510,337	$0.88
Granted	0	$-	233,000	$0.60
Cancelled	0	$-	(108,926)	$0.91
Options Outstanding at end of period	3,176,015	$0.79	2,634,411	$0.87

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

On July 18, 2007, the Company issued AMF Capital, Inc. a warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.88 per share as part of a settlement (see Note 3). The Company recorded an expense of $32,700 for the issuances.

On August 17, 2007, the Company issued warrants to purchase 2,800,000 of Celsia common stock to the Debenture Holders (see Note 6). The Company valued the warrants to determine the discount on the debenture. In addition, the Company become obligated to issue warrants to purchase 5,120,000 of Celsia common stock to the Placement Agents and recorded $355,328 as deferred charges.

The Company triggered adjustments to the exercise price of the Debenture Warrants as a result of the Company's financial results for the period ending September 30, 2007, which will be effective the first day following the filing of this periodic report. The number of Warrants issued to the Debenture Holders and the Placement Agents increased to 147,105,556 and 10,240,000, respectively, and the exercise price was reduced to $0.072 per share.

A summary of the issued and outstanding warrants are as follows:

Old Exercise Price	Old # of Warrants Outstanding	Anti-Dilution Exercise Price	Anti-Dilution # of Warrants Outstanding	# of Warrants Exercisable	Expiration Date
$0.144	78,672,778	$0.072	157,345,556	157,345,556	May 2012
$0.32	1,500,000	n/a	n/a	375,000	September 2011
$0.35	346,153	n/a	n/a	346,153	May 2012
$0.88	1,000,000	n/a	n/a	1,000,000	July 2012
$0.88	681,018	$0.144	681,018	681,018	July 2009
$0.88	1,186,820	$0.36	2,862,308	2,862,308	July 2010
$1.09	1,097,142	$0.36	2,646,027	2,646,027	July 2010
$1.10	2,759,357	$0.45	6,789,387	6,789,387	July 2010
$1.32	2,759,357	$0.53	6,882,126	6,882,126	July 2010
$1.50	772,190	$0.60	1,941,836	1,941,836	December 2010
$3.00	765,850	$1.16	1,986,069	1,986,069	December 2010

Warrants to Purchase Preferred Stock

During 2005, the Company issued various warrants to placement agents in connection with the Series A and B Offerings. A summary of these warrants are as follows:

Old Exercise Price	Old # of Warrants Outstanding	New Exercise Price	New # of Warrants Outstanding	# of Warrants Exercisable	Expiration Date
$0.88	1,364,528	$0.144	1,364,528	1,364,528	July 2010
$1.50	210,000	$0.144	210,000	210,000	December 2010

Note 8 - Subsequent Event

The Company is in the process of establishing a subsidiary in Taiwan and will be relocating the pilot plant from Korea to Taiwan. The Company has secured a facility in Taiwan and has identified the employees that will be hired to run the new facility. We expect this transition to be completed before the end of 2007.

On October 19, 2007, the Company's former President, CEO, and Board of Director, filed a lawsuit in the Miami-Dade County Circuit Court claiming failure to pay bonses, severance, and other benefits in connection with his previously reported termination by the Company. The Company has filed a motion for Arbitration as provided by Mr. Wretsell's employment contract with the Company, a copy of which has previously been filed with the SEC. The Company believes Mr. Wretsell's claims are without merit and intends to defend the action vigorously.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Management believes the following discussion is relevant to an assessment and understanding of the financial condition, financial results and plan of operation of Celsia Technologies, Inc. and its subsidiaries (collectively “we” or the “Company”) as of September 30, 2007. The discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this Form 10-QSB.

Our operations include research, development, sales and marketing of our own patented technology portfolio as well as operating our pilot plant. During 2006 we started to commercialize our technology and executed several commercial orders, which has continued through 2007. We are currently involved with many potential customers in several projects designed to commercially produce and sell our products. Furthermore, technology companies face challenges as they develop and manufacture new and more powerful components and products, which generate heat and require a solution to dissipate the heat. We believe that the heat emission problem has accelerated and is now seriously threatening the development of new heat generating products in several industries. Our cooling technologies should therefore enable companies to develop new products with higher performance, increased efficiency and with smaller size. We want to become a world leader in developing and commercializing this next generation of cooling solutions for the PC, LED-lighting, flat panel display, and the communication and entertainment industries. Management has decided to focus the main part of the resources on the Nano Spreader Technology™ (NST). This technology path is meant to be a more economical and faster way to commercialize our products compared to our MCS technology.

The Company has produced revenues of $208,266 for the three months ended September 30, 2007 compared to $32,854 for the same period last year. The revenues are a result of customers paying for test samples, commercial deliveries, and commercial sales to our customer base. Cost of sales for the three months ended September 30, 2007 was $329,089 compared to $149,670 for the same period last year. This higher cost of sales is attributable to increased production activity originating from an increasing demand for our products.

On May 25, 2007, the Company obtained additional funds through the issuance of 8% Secured Convertible Debentures (the “Debentures”) in the aggregate amount of $8,142,847, of which $6,850,000 was paid in cash and the remainder through the surrender of previously outstanding promissory notes of the Company. On August 17, 2007, the Company issued an additional Debenture in the principal amount $350,000 on the same terms as the Company’s debentures issued on May 25, 2007. Both issuances were accompanied by warrants to purchase the Company’s common stock. The Debentures are due on May 25, 2010.

In connection with the Debenture offering, the company’s placement agents received a cash fee of $618,000 and warrants to purchase the Company’s common stock. In addition, each holder of Preferred Stock who certified their status as an accredited investor was issued 2.19 shares of Common Stock for each share of Preferred Stock held. The Company has recorded a one-time financing expense of $6,060,564 for the 50,504,696 shares of Common Stock issued to the holders of Company preferred stock. Furthermore, upon issuing the Debentures, the Company triggered certain anti dilution provisions in the Company’s warrants, which lowered the conversion price and increased the number of shares the warrant is convertible for and recorded a deemed dividend of $652,318. This entry will have no cash impact.

As a result of the Company’s financial results reported in this filing, the Company triggered a 50% reduction to the Debentures’ conversion price, which will be effective the first day following the filing of this report. The Company has recorded a one-time financing expense of $3,430,591 for the beneficial conversion feature resulting from the conversion price adjustment. In addition, effective the first day following the filing of this report, the warrants issued to the Debenture holders and the Placement Agents will be adjusted such that the number of shares issuable upon exercise of the warrants will increase to 147,105,556 and 10,240,000, respectively, and the exercise price of such warrants will be reduced by 50% (see Note 6 of the accompanying financial statements in Item 1.)

The Company is working with tight cost controls in order to manage its commercialization process. A majority of our expenses in the quarter ended September 30, 2007 were from selling and administrative expenses, which include research and development activities. The selling and administrative expenses for the three months ended September 30, 2007 were approximately $1,057,000 compared to approximately $2,117,000 for the same period last year. The decrease compared to last year is mainly attributable to increased functional efficiency and accrued executive bonus accruals in 2006 which never materialized.

In connection with the debenture financing, the company incurred legal, due diligence, and placement agent fees of approximately $2,131,000. The company has recorded these expenses as deferred charges and these expenses will be amortized over the length of the loan period. The Company has recorded amortization of deferred financing costs of approximately $148,000 for the three months ended September 30, 2007. Additionally, the Company recorded an interest expense of approximately $626,000 for the three months ended September 30, 2007. Approximately $166,000 is pertaining to the debenture financing and has cash impact starting in January 2008. The remaining interest expense $460,000 results from amortization of a debt discount recorded based upon the fair value of the warrants issued to the debenture holders and has no cash impact on the Company.

We expect our product development, and project management activities to continue to be driven by commercial opportunities and undertaken as a result of potential customers requesting test units. The test orders that we receive from potential customers are fulfilled either by 1) modification of already commercialized products or 2) new solutions designed together with the potential customer. Continuing the trend from the first half of 2007,the majority of our R&D resources were dedicated to customer projects and for the design of products with commercial opportunities. This will continue for the remainder of 2007.

Throughout the 3rd quarter of 2007, we have been focused on re-aligning our resources and reducing expenditures. We have begun our consolidation of our engineering and pilot line facilities in Taiwan and have secured a facility and needed employees in that location. Our Korean staff and facilities are in the process of downsizing to a sales support function only. We expect this transition to be complete before the end of 2007. The net results will be a more responsive unit in Taiwan at lower costs. Our engineering function is working closely during this transition to ensure complete client satisfaction .

Any capital expenditures over the next twelve months will be focused on complementing this new pilot plant with specific volume related equipment and on specific research and development related test equipment. All investments will be driven by commercialization opportunities, customer driven projects, and/or commercial volumes. We have hired a new sales executive in order to efficiently continue to execute our business plan and make sure that we fully capitalize on the market opportunity. As of September 30, 2007, the Company employed 20 people, 16 of which were located in Korea. Other additional new employees are strictly replacement hirings. However, if opportunities arise with what we believe are significant upsides with reasonable risks, we are prepared to reevaluate and change our plans.

During the quarter ended September 30, 2007, we have analyzed our expenses, reduced cash outlays and strengthened our product offering and marketing strategy. Our product test orders have led to several related test product deliveries, as well as commercial orders. Test products are used by potential customers to examine our products' features and compatibility with customer products. Although such testing procedures can involve numerous steps and significant timelines, in several instances our test products have advanced beyond the test phases and been incorporated on a limited volume basis into commercial products. The mix between sample order deliveries and commercial deliveries continues to increase in favor of commercial deliveries. Once our products are shipped to our customers, our Company has no additional commitment in order to recognize revenues.

Liquidity and Capital Resources

Our main source of liquidity is the capital received from the issuance of the Debentures in May 2007 for an aggregate amount of $6,850,000 in cash, which was later increased by $350,000 in August 2007. The operational cash outflow for the three months ended September 30, 2007 has been approximately $410,000 per month, which includes severance payments of approximately $38,000 and new lease deposits of approximately $20,000. Our main use of cash during the three months ended September 30, 2007 has been related to product development driven by customer projects and general and administrative expenses.

Based on our current operating plan, we anticipate using our cash mainly to continue commercialization efforts and to expand the distribution network for our technology solutions. The main cash uses will be for sales and marketing, general and administrative, and research and development expenses. Investments will be focused on product development and manufacturing. All investments will be driven by commercialization opportunities. The total cash need for the next twelve months is estimated to be approximately $3.6 million, starting at October 1, 2007. The main portion of the cash need is for sales activities, operating expenses, cost of sales, and a smaller portion is for investments in manufacturing and R&D. We expect to fund these activities through the cash received from the debenture financing and cash generated from operations.

The ratio between current assets and current liabilities at September 30, 2007 was approximately 2.3. However, a significant portion, approximately $925,000, of current liabilities relates to expenses that are expected to have limited cash impact.

Significant Estimates

The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements. Although these statements are based on management’s best knowledge of current events and actions that the Company may undertake in the future, actual results could differ from those estimates. Significant estimates required to be made by management include the valuation of 1) investments, 2) equity securities issued, 3) prepaid royalties, 4) registration rights, 5) intangible assets, and 6) accounting for convertible debenture.

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

Item 3. Controls and Procedures.

We have evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007 pursuant to Exchange Act Rule 15d-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in our periodic SEC filings. There were no changes made in our internal control over financial reporting, as such term is defined in Exchange Act Rule 15d-15(f), during the period covered by this report that have materially affected, or are reasonably likely to materially affect, these controls subsequent to the date of their last evaluation.

PART II
OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

During the third quarter of 2007, written consents were submitted by the Company to certain of the holders of the Company’s Debentures to consent to certain matters related to (i) the Company’s settlement of claims with AMF Capital, Inc., as reported in the Company’s current report on Form 8-K filed on July 19, 2007, and (ii) the issuance of an additional Debenture, as reported in the Company’s current report on Form 8-K on August 22, 2007. In each case, the Company received consents from holders of over 70% of the then outstanding principal amount of Debentures.

Item 6. Exhibits.

Exhibit Number	Exhibit

3(ii).1	Amendment to Amended and Restated Bylaws of the Company.

4.1	Warrant issued by the Company to AMF Capital, Inc. dated July 18, 2007.
10.1	Settlement Agreement and Release by and between the Company and AMF Capital, Inc. dated July 18, 2005.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELSIA TECHNOLOGIES, INC. (Registrant)

Date: November 14, 2007	By:	/s/ Joseph C. Formichelli
Joseph C. Formichelli Chief Executive Officer

By:	/s/ Jorge A. Fernandez
Jorge A. Fernandez Chief Financial Officer

EXHIBIT INDEX

3(ii).1	Amendment to Amended and Restated Bylaws of the Company

4.1	Warrant issued by the Company to AMF Capital, Inc. dated July 18, 2007

10.1	Settlement Agreement and Release by and between the Company and AMF Capital, Inc. dated July 18, 2005

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002