Form 10-K
period 2007-12-31
Celsia Technologies, Inc.
filed 2008-02-28
CIK 1144255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR SECTION 15(d) OF THE EXCHANGE ACT

For the transition period from _____ to _____

Commission file number 000-51968

CELSIA TECHNOLOGIES, INC.
(Exact Name of Registrant As Specified In its Charter)

Nevada	1395 Brickell Avenue, Suite 800, Miami Florida 33131	91-2015441
(State or other jurisdiction of incorporation or organization)	(Address of principal executive offices) (zip code)	(IRS Employer Identification No.)

Registrant’s telephone number, including area code: 305-529-6290
________________________________

Securities registered under Section 12(b) of the Act

NONE

Securities registered pursuant to Section 12(g) of the Act:

NONE

(Title of Class)
________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12-b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐  Accelerated filer  ☐ Non-accelerated filer ☐  Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act).  Yes ☐ No ☒

The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the stock was last sold as quoted on the OTC Bulletin Board (OTCBB), as of June 29, 2007 was approximately $8,747,688.

The number of shares of common stock outstanding as of February 25, 2008 was 85,273,680.

Documents Incorporated By Reference: None.

-i-

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934. These statements involve risks and uncertainties, including, among other things, statements regarding our business strategy, future revenues and anticipated costs and expenses. Such forward-looking statements include, among others, those statements including the words “expects,” “anticipates,” “intends,” “believes,” “may,” “will,” “should,” “could,” “plans,” “estimates,” and similar language or the negative of such terms. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” You are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals. Actual events or results may differ materially. We undertake no obligation to publicly release any revisions to the forward-looking statements or reflect events or circumstances taking place after the date of this document.

PART I.

Item 1. Business

Company Overview

In this Annual Report on Form 10-K, unless the context requires otherwise, (1) “Celsia,” “we,” “our,” “us” and “the Company” refer to Celsia Technologies, Inc., a Nevada corporation formerly known as iCurie, Inc., and its subsidiaries, including without limitation, Celsia Technologies UK Limited, a United Kingdom company formerly known as iCurie Lab Holdings Limited or Celsia UK, Celsia Technologies Korea, Inc., a Korean company formerly known as iCurie Lab Inc., or Celsia Korea, and Celsia Technologies Taiwan, Inc. or Celsia Taiwan (2) “iCurie” refers to iCurie, Inc., which was the name of Celsia Technologies, Inc. prior to September 2006, and (3) “Cedar Mountain” refers to Cedar Mountain Distributors, Inc., which was the name of iCurie, Inc. prior to the July 8, 2005 share exchange described herein.

Celsia’s business strategy is to become a leader in developing and commercializing next-generation cooling solutions which are focused on the computer, flat panel display, LED-lighting, and communications industries. We develop, manufacture, market, sell and/or license our patented thermal management cooling devices. We believe that our products absorb, transport and dissipate heat more efficiently than current heat-pipe/heat-sink cooling solutions. Our unique cooling device uses microfluidic physics to manage liquid and vapor at very high speeds through micro-channels within the assemblies.

As an example, the current industry-leading cooling technology solutions, heat-pipes/heat-sinks, were developed when PC processors such as the Pentium I® & Pentium II®, with much lower speeds and cooling demands, were the industry standards. With the rapid development of faster processors, such as the latest Intel and AMD series, the cooling industry has produced many versions of the limited heat-pipe and/or heat-sink solutions. However, this aging technology is becoming less effective as faster processors produce increased heat levels. Battery life is substantially eroded in laptops due to heat and the energy required to operate one or more cooling systems. We believe our solutions offer lighter, thinner, smaller, faster, more efficient and less energy-consuming products. Moreover, we believe that our coolers will be more cost efficient than conventional coolers.

Corporate History

The Company was incorporated in Nevada under the name KNETX Skates Corporation on December 23, 1999, and changed its name to Cedar Mountain Distributors, Inc., or Cedar Mountain, on June 9, 2000. Prior to July 8, 2005, the Company was a public “shell” company with nominal assets. On July 8, 2005, Cedar Mountain entered into a “share exchange with the shareholders of Celsia UK (a company formed in the United Kingdom in March 2004), whereby the shareholders of Celsia UK exchanged all of the outstanding common shares of Celsia UK for common stock of Cedar Mountain. The common stock of Cedar Mountain issued to Celsia UK’s shareholders in the share exchange represented approximately 95% of Cedar Mountain’s outstanding common stock. Therefore, as a result of the share exchange, the shareholders of Celsia UK acquired control of Cedar Mountain, Celsia UK became a wholly-owned subsidiary of Cedar Mountain, Cedar Mountain succeeded to the business and operations of Celsia UK and the management of Celsia UK assumed similar management positions with Cedar Mountain. To reflect this succession and continuation of the business of Celsia UK (then known as iCurie Lab Holdings Limited), Cedar Mountain’s name was changed to iCurie, Inc.

Celsia UK acquired its intellectual property from Celsia Korea in March 2004, and acquired an 80.2% equity interest in Celsia Korea (a company formed in South Korea in 2000) in December 2004. Celsia UK acquired the remaining 19.8% of Celsia Korea on September 1, 2005. Therefore, as a result of the acquisition, Celsia Korea became a wholly-owned subsidiary of Celsia UK. This transaction was more fully described in our 8-K filed with the SEC on September 1, 2005.

On March 13, 2006, iCurie, Inc. and its subsidiaries began operating under the brand name Celsia Technologies. In September 2006, the Company changed its corporate name to Celsia Technologies, Inc. On November 21, 2007, a wholly-owned subsidiary, Celsia Technologies Taiwan, Inc., was formed in Taiwan. In December 2007, the Company’s Design and Manufacturing Operations were relocated from Korea to Taiwan.

Industry Overview

The thermal management industry is an estimated $5 billion business annually. We are focused on initially commercializing our cooling solutions in four different markets. These targeted markets are: the PC market, the LED lighting market, the LED flat panel display market and the electronic communication and entertainment market.

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

Technology Overview

Our product portfolio is based on registered and pending patents for unique cooling system technologies. We believe that our technology when used in a total thermal management solution enables higher performance than current cooling systems, with no noise or vibrations, and can be commercially manufactured using well-known processes at a cost comparable to traditional cooling products. Our technologies are designed to be used either as a stand-alone cooling solution, or as part of a cooling system.

Market Information

As the PC industry uses ever more-powerful chips, including video/graphic chips, cooling has become an increasingly critical issue, yet there have been few technological innovations in this area. The industry is highly fragmented, the market need is significant, and we believe we have a very competitive technology. As a result, we believe we can capture a significant share of the performance segment of the computer cooling industry, across the Desktop, Notebook and Server segments.

The Telecommunications industry requires an ever increasing bandwidth while performing in some of the most extreme environments. Celsia’s Technologies performance advantages offers significant performance improvements in this market area. The marketability of our product spans across many industries where heat emission calls for cooling. Companies in these industries need components with higher performance; are familiar with managing complex supply chains; and are willing to accept new technologies to gain competitive advantage. Several industries where our technologies are applicable are LED lighting, medical and military applications.

We intend to address our target markets with a model that incorporates a mix of licensing arrangements, through which we can enter certain markets indirectly through the efforts of third parties, direct product sales and sales together with complementing distribution partners. We believe this distribution strategy, together with a manufacturing strategy based on outsourcing will enable us to rapidly gain market share without large investments in marketing resources or in manufacturing capacity.

Commercialization

We are currently employing three parallel sales models to take our cooling technology to the market.

The first is a licensing model, which we will use in specific industries or industry segments. We believe that giving licensing partners exclusive rights in certain specific areas represents an expedient way of creating revenues with relatively lower financial risks. We believe that this model will also help to create visibility and credibility for our technology in other industries. We plan to pursue this sales alternative when we can find synergies between our technology and our partners’ manufacturing capabilities. We have entered into two strategic patent license and sales exclusivity partnerships, one with Asia Vital Components, or AVC and one with Yeh-Chiang Technology Corp, or YCTC.

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

The third sales model is through distribution partnerships, where we partner with strong industry leaders in our target markets. This sales model is designed to serve as a strong complement, and faster method, of selling our cooling devices to the market place. Pursuant to this strategy, we have entered into (i) a sales and development agreement with Graftech AET in the US (ii) and a sales agent contract with Kubo Kinzoku and Techno Associe in Japan.

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

In addition to the various forms of competition faced by us, it is likely that many of our competitors will be much larger and better capitalized than we are, with substantially more resources to devote to the development, manufacture, and sales of cooling technology solutions. Such competitors may also benefit from existing relationships and reputations within the PC, Telecommunications and the LED-lighting industries.

Management Team

Our senior management is led by Joseph C Formichelli, our President and Chief Executive Officer, George A. Meyer, our Chief Operating Officer, and Jorge A. Fernandez, our Chief Financial Officer. Other members of our management team include senior level executives who have extensive experience in management, business development, marketing and sales, and systems development. In addition to our management team, we believe we have assembled a highly capable and active Board of Directors.

Product & Technology Solutions

Key Technology

Celsia NanoSpreaders™ were developed with one simple goal in mind: cool today's silicon chips, LEDs, LCDs, and other electronic components better than any other technology in its price band.

The goal is realized through a patented copper encased two-phase vapor chamber that is thin (from 1.5mm), light, and delivers up to 30% lower thermal resistance (better cooling) than heat pipes when used as part of a total cooling solution.

NanoSpreaders™ can be attached directly to single or multiple heat sources, simplifying cooling solution design, and are an excellent means of transporting heat over a long distance. They can be easily shaped and integrated with complementary cooling components such as fins and fans and can even be affixed to an enclosure wall to maximize heat dissipating surface area.

We have been granted patents and have patents pending in the United States, Korea, Japan, China, Russia, and Taiwan and the 17 member countries of the European Union. Celsia continues to develop new applications for its current technology and new technologies and continues to file patents for these developments.

Our NanoSpreaders™ are used in applications ranging from computers, telecom infrastructure, and LED lighting. In all cases the NanoSpreader™ technology provides the highest performance at a price point similar to competing technologies.

Computer Applications

During fiscal year ended December 31, 2007, we continued to make technical advances which are applicable to the most demanding computer applications. This has allowed us to develop new solutions for the server, graphics and high end RAM market segments which are expected to go to production during the first quarter of 2008.

Telecom OEM’s

We have developed products for a variety of telecom applications and we have demonstrated a significant performance improvement over the competition. This performance advantage, up to 30%, allows Celsia to get design wins at major original equipment manufacturers, or OEM’s.

Sales and Marketing

Sales

We execute our commercialization strategy either by interacting directly with the potential customer (direct sales), or indirectly through partnerships (licensing or distribution partners), as described under “Commercialization” above.

We manage all customer opportunities in projects where our sales and engineering resources are deployed. The projects are initiated either through direct contacts with the customer, through our strategic partners or through customer inquiries generated through marketing activities such as public relations.

We are currently managing 20 to 25 design projects. Our projects are being managed through different stages, starting with initial designs, samples and quotes, and ending with design wins and commercial purchase orders. We have projects in all stages as well as in most of our targeted markets. We have also received and executed several commercial orders.

Marketing

We employ a coordinated marketing strategy which includes initiatives such as direct lead generation, public relations, technology conference presentations and customer relations management. This gives us numerous alternatives in regards to marketing messages and competitive positioning. Regardless of the competitive environment, we feel confident going to the target market with business proposals that will lower barriers to entry. We plan to utilize price-performance trade-offs to rapidly create partnerships and make in-roads to targeted markets.

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

We plan to build value through marketing based assets, such as brand, customer and employee relationships, channel relationships, supplier relationships, and intellectual capital. Our strategy is to minimize our ownership of physical assets. We aim to effectively employ and manage outsourced manufacturing capacity. Our belief is that value creation derives from building intellectual capital instead of owning fixed assets such as factories, buildings, etc. However, we do have limited manufacturing capacity at our Taiwan facility which enables us to ship sample products, supply initial ramp volumes, and help ensure our control of the manufacturing process.

On March 13, 2006, the Company re-branded itself as “Celsia Technologies,” which reflects its ambition to establish the Company’s unique technology under a strong brand in the thermal management marketplace. The Company changed its corporate name to reflect this re-branding in September 2006.

Manufacturing Operations

During fiscal 2007, we continued to ship test and sample units to numerous potential customers in our targeted industries. The samples have been produced in our own pilot plant. The Company has also received ongoing production orders during the later part of 2007 and has executed shipments against these production orders.

Our product does not call for a complex manufacturing set up, the number of components is very limited, and we have identified key manufacturing partners. One important criterion has been a thorough knowledge in manufacturing of thermal management products.

We also believe that the manufacturing capacity of our strategic licensing and manufacturing partner, YCTC, will supply the significant portion of the capacity necessary for expected 2008 volumes.

Research and Development Expenditures

Research and development expenditures were approximately $594,016 and $747,000 for the years ended 2007 and 2006, respectively.

Employees

As of December 31, 2007, Celsia had 22 full-time employees. Four employees are located in the US, five employees are located in Korea, and thirteen employees are located in Taiwan.

Financing Activities

May 2007 Convertible Debenture Financing

Overview

On May 25, 2007, the Company issued 8% Secured Convertible Debentures due May 25, 2010 (together with the Debenture issued on August 17, 2007 described below, the “Debentures”) in the aggregate principal amount of $8,142,847 to certain individuals and entities, together with warrants exercisable for a total of 70,752,778 shares of the Company’s common stock at a price of $0.144, for an aggregate of $6,850,000 in cash and the surrender of previously outstanding promissory notes of the Company totaling $1,292,847.

The sale of Debentures and warrants, or the “Debenture Offering”, was executed pursuant to a Securities Purchase Agreement dated as of May 25, 2007 between the Company and certain purchasers, or the Purchase Agreement. In connection with the Debenture Offering, the Company entered into a Security Agreement, Registration Rights Agreement and related documents, each dated as of May 25, 2007, with certain purchasers as holders of the Debentures.

On August 17, 2007, the Company issued an additional 8% Secured Convertible Debenture due May 25, 2010 in the principal amount of $350,000, together with a warrant to purchase 2,800,000 shares of the Company’s common stock at a price of $0.144, for $350,000 in cash, on the same terms as the Company’s Debentures and warrants issued on May 25, 2007.

The Debenture holders are entitled to receive, subject to certain limitations and restrictions, interest on the aggregate unconverted and then outstanding principal amount of their Debentures at the rate of 8% per annum, payable quarterly, in cash or Company common stock at the discretion of the Company. The Debentures are secured by substantially all of the Company’s assets. The Debenture holders have the right to convert the Debentures at any time into shares of the Company’s common stock at an initial conversion price of $0.125 (currently $0.0625, as described below). The initial exercise price of the related warrants was $0.144 per share (currently $0.072, as described below). The conversion price of the Debentures and warrants are subject to adjustment upon certain events.

In connection with the Debenture Offering, the Company and the holders of the Debentures entered into a Registration Rights Agreement dated May 25, 2007 obligating the Company to register the shares of its common stock issuable upon conversion of the Debentures and exercise of the related warrants. The Registration Rights Agreement required the Company to file an initial registration statement by November 21, 2007 and to have the registration statement declared effective within 90 days of filing, which requirements were satisfied when Registration No. 333-147564 was filed on November 21, 2007 and declared effective on December 11, 2007. Because the prospectus and related registration only registered a portion of the shares of common stock issuable upon conversion of the Debentures and exercise of warrants held by the Debenture holders, the Registration Rights Agreement requires the Company to register the remaining shares of common stock in one or more additional registration statements, subject to certain conditions. Upon certain events specified in the Registration Rights Agreement, the Company is obligated to pay cash liquidated damages to the Debenture holders.

Compensation to Placement Agent

In connection with the Debenture Offering, the placement agents (i) received a cash fee of approximately $618,000 and (ii) are entitled to receive warrants to purchase 5,120,000 shares of the Company’s common stock at a price of $0.144 (currently $0.072, as described below).

Compensation to Series A & B Preferred Shareholders

As part of the Debenture Offering, each holder of our Series A Preferred Stock and Series B Preferred Stock who certified their status as an accredited investor was issued 2.19 shares of our common stock for each share of Preferred Stock held. As of December 31, 2007, 46,517,737 shares of common stock have been issued and the remaining 3,986,959 shares have been recorded as common stock subscribed. The Company obtained consent from the Series A & B Preferred Shareholders to approve the Convertible Debenture and modify the terms of the preferred stock, as described herein.

Upon issuing the Debentures, the Company triggered certain anti-dilution provisions in the Company's outstanding warrants which lowered the conversion price and increased the number of shares issuable upon the exercise of such warrants. See Note 6 in the Notes to the Financial Statements. Certain holders of warrants agreed to the removal of future anti-dilution protection under their outstanding warrants.

Adjustment to Conversion Price and Warrants

The Company triggered adjustments to the conversion price of the Debentures and the exercise price of the Warrants as a result of the Company not meeting certain financial milestones during the second and third quarters of 2007, which adjustments became effective November 15, 2007. The conversion price of the Debentures adjusted to $0.0625. The warrants issued to the Debenture holders and the Placement Agents in the Debenture Offering adjusted to increase the number of shares issuable upon exercise of the warrants to 147,105,556 and 10,240,000, respectively, and the exercise price was reduced to $0.072 per share.

Notes Payable

On February 20, 2007 and April 20, 2007, the Company issued Secured Convertible Promissory Notes, or the Notes, in an aggregate principal amount of $1,000,000 and $150,000, respectively, to certain purchasers, or the Noteholders, pursuant to the terms of Securities Purchase Agreements dated as of February 20, 2007 by and between the Company and the Noteholders. The Notes carried an annual interest rate of 10%, with all principal and accrued interest being due and payable on June 20, 2007; provided, however, that upon the terms and subject to the conditions of the Notes, all outstanding principal and interest on the Notes would automatically convert into securities of the Company issued pursuant to a Company financing meeting certain conditions, or a Qualified Financing, if such Qualified Financing was effectuated on or prior to June 20, 2007. The obligations evidenced by the Notes were secured by a pledge of substantially all of the Company’s assets, including the capital stock of Celsia Technologies UK Limited and Celsia Technologies Korea, Inc. In connection with the issuance of the Notes, the Company’s then Chief Executive Officer and Chief Financial Officer agreed to transfer approximately 735,000 shares of Company common stock held by such executives to the Noteholders in the event that a Qualified Financing did not occur on or prior to June 20, 2007.

The Debenture Offering consummated on May 25, 2007 met the conditions of a Qualified Financing, and the Notes, totaling principal of $1,150,000, interest of $27,847, and a 10% premium on principal totaling $115,000, were automatically converted into Debentures. Upon completion of the transaction, the 735,000 shares of Common Stock pledged by the Company's then Chief Executive Officer and Chief Financial Officer were returned.

Summary of Prior Financings

Series B Offering

Overview

On December 16, 2005, the Company issued 3,063,402 shares of its newly designated Series B Preferred Stock, $0.001 par value per share, to certain individuals and entities or the Series B Holders, together with warrants (the “Series B Warrants”) to purchase approximately 1,531,700 shares of the Company’s common stock, for an aggregate of $3,063,402 in cash. In connection with the Series B Offering, the Company entered into the Series B Registration Rights Agreement dated as of December 16, 2005 with the Series B Holders and Indigo Securities LLC and Bridgehead Group Limited (collectively, the “Series B Placement Agents”). Pursuant to the Series B Registration Rights Agreement, the Company was required to file a registration statement covering the common stock (i) into which the Series B Preferred Stock is convertible and (ii) for which the Series B Warrants and Series B Placement Agent Warrants, are exercisable within six (6) months after the Company’s Registration Statement on Form SB−2 (Registration No. 333−128856) (filed pursuant to the Series A Offering and Registration Rights Agreement) is declared effective. The Series B Registration Rights Agreement was amended on May 25, 2007 in connection with our issuance of Debentures to reflect the subordination of rights under the Series B Registration Rights Agreement to the registration rights entered into by the Company with the Debenture holders on May 25, 2007.

Series A Offering

Overview

Effective as of July 11, 2005, the Company issued 20,995,239 shares of Series A Preferred Stock, together with warrants exercisable for a total of 6,441,874 shares of our common stock, to various parties (referred to in this report as the “Series A Shareholders”) in exchange for approximately $12.48 million in cash (at a cash price of $0.88 per share of Series A Preferred Stock) and the transfer to us of $4.6 million of previously issued promissory notes issued by various parties (we refer to these transactions collectively as the “Series A Offering”). In connection with the Series A Offering, we also entered into a Registration Rights Agreement dated as of July 11, 2005 with Celsia UK shareholders, Series A Shareholders, and certain additional parties, as described in this section under “Series A Registration Rights Agreement.”

Series A Registration Rights Agreement

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

On May 25, 2007, in connection with the Debenture Offering, the Company further amended and restated its Articles of Incorporation to increase the number of authorized shares of Common Stock from 150,000,000 to 500,000,000 and to modify the terms of the Company’s Series A Preferred Stock and Series B Preferred Stock to waive any unpaid dividends on the Series A Preferred Stock and reduce the Series A Preferred dividend rate from 8% to 2% (payable in cash or registered shares of Common Stock and including a waiver of any currently accrued but unpaid dividends), and remove (i) any conversion price adjustment provisions relating to the issuance of additional securities (including the issuance of the Debentures) or distributions on Company securities other than Common Stock, (ii) the Series A Preferred Stock’s right of first refusal (iii) the right of the Series A Preferred Stockholders to appoint directors and the special approval rights of such directors, and (iv) the voting rights of the Series A Preferred and Series B Preferred (other than voting rights required by law).

Item 1A Risk Factors.

Not applicable.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

Our U.S. corporate headquarters is located at 1395 Brickell Avenue, Suite 800, Miami, Florida 33131, and our phone number is 305-529-6290. Celsia Korea, which is the Company’s sales and administrative office for the region, is located in Seoul, Korea. Our telephone number in Korea is 011-82-2-3452-2005. Celsia Taiwan, which is our Design and Manufacturing center, is located in Taipei, Taiwan. The Company’s telephone number in Taiwan is 011-866-935-186945. We believe that Taiwan is an excellent location to recruit highly skilled engineers. The main goals of the Taiwan office are to develop and industrialize the planned technology portfolio, lab prototypes and pre-serial manufacturing, as well as quality control.

We currently lease a facility for research, manufacturing, and administration in Taipei, Taiwan and office space in Seoul, Korea. Our leased facility in Taiwan consists of approximately 2,079 square meters used for product manufacturing and design and administrative offices. Approximate monthly rent for the Taiwan facility is 190,476NT$ (approximately $5,879). The lease on this space expires in September 2009. Our leased facility in Korea consists of approximately 122 square meters used for administrative offices. Approximate monthly rent for the Korea facility is 2,300,000KWON (approximately $2,504). The lease on this space expires in October 2009.

Item 3. Legal Proceedings

On October 19, 2007, the Company’s former President, Chief Executive Officer, and member of our Board of Directors, filed a lawsuit in the Miami-Dade County Circuit court claiming failure to pay bonuses, severance, and other benefits in connection with his previously reported termination by the Company. We have filed a motion for arbitration pursuant to the employment contract between the Company and our former Chief Executive Officer. We believe the claims are without merit and intend to defend the action vigorously.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II.

Item 5. Market For Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is available for quotation on the Over the Counter Bulletin Board maintained by the National Association of Securities Dealers under the symbol “CSAT.OB.” There is no assurance that our common stock will continue to be quoted or that any liquidity exists for our shareholders. The following table provides the quarterly high and low bids per share of common stock reported on the Over the Counter Bulletin Board for all four quarters of 2006 and 2007. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions. The source of this information is NASDAQ Over the Counter Bulletin Board Research Reports.

Fiscal 2006	High	Low

First Quarter	$1.30	$0.74

Second Quarter	$0.90	$0.35

Third Quarter	$0.70	$0.21

Fourth Quarter	$0.25	$0.11

Fiscal 2007

First Quarter	$0.25	$0.12

Second Quarter	$0.17	$0.07

Third Quarter	$0.18	$0.08

Fourth Quarter	$0.12	$0.03

Holders

As of February 25, 2008, the approximate number of holders of record of our common stock, which is our only class of common equity, is 167. This number does not include holders of securities in street name.

Dividends

We have not paid any cash dividends on our common stock or our preferred stock. The declaration and payment of cash dividends in the future will be determined by our Board of Directors considering the conditions then existing, including our earnings, financial condition, capital requirements and other factors.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to the Company’s common shares that may be issued under the Celsia 2005 Stock Incentive Plan, which was approved by our shareholders and is our only equity compensation plan:

EQUITY COMPENSATION PLAN INFORMATION

	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Celsia 2005 Stock Incentive Plan	17,642,500	$0.16	7,967,672

During the year ended December 31, 2007, we did not repurchase any shares as part of any publicly announced plan or program or otherwise. Currently, there are no compensation plans in effect under which our securities are authorized for issuance that were adopted without the approval of our security holders.

Item 6. Selected Financial Data

Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion contains forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth in this report and the Company’s public filings. The following discussion and analysis should be read in conjunction with the Company's financial statements and notes thereto included elsewhere in this report. See “Forward-Looking Statements” on page 1 of this Annual Report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Our operations include research, development, sales and marketing of our own patented technology portfolio as well as the operation of a pilot plant. During the year ended December 31, 2007, we continued to develop and commercialized technology and succeeded in achieving several design wins at key OEMs. We continue to engage with key OEM’s who are finding our technology an attractive solution to their thermal management problems. We have been able to provide better performance than competing technologies at a competitive price. This allows the OEM’s to either offer higher performance or to run their systems cooler. We continue to achieve design wins in all of our key target markets, LED’s, Graphics Chips, high end CPUs, communications equipment and memory applications.

We signed one sales and distribution contract and added two direct salespeople during the fiscal year 2007 which is in line with our go to market strategy.

The Company has produced revenues of $699,946 for the twelve months ended December 31, 2007 compared to $104,085 for the twelve months ended December 31, 2006. The revenues for the three months ended December 31, 2007 were $208,266. The revenues are a result of customers paying for test samples and commercial deliveries. Cost of sales for the twelve months ended December 31, 2007 were approximately $1.1 million compared to $0.7 million for the same period last year. This is attributable to increased production activity originating from an increasing demand for our products.

On May 25, 2007, the Company obtained additional funds through the issuance of its Debentures in the aggregate amount of $8,142,847, of which $6,850,000 was paid in cash and the remainder through the surrender of previously outstanding promissory notes of the Company. On August 17, 2007, we issued an additional Debenture in the principal amount of $350,000 on the same terms as the Company’s debentures issued on May 25, 2007. Both issuances were accompanied by warrants to purchase the Company’s common stock. The Debentures are due on May 25, 2010.

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

Pursuant to the terms of the Debenture and the Purchase Agreement, in the event that we did not satisfy certain financial milestones during any two consecutive quarters of fiscal 2007, (i) the conversion price of the Debenture would be reduced, and only reduced, to 50% of the then effective conversion price and (ii) Midsummer Ventures, L.P., a Debenture holder, shall have the right to appoint two additional members to our Board of Directors, which shall consist of seven (7) members following such appointment. Accordingly, as a result of our second and third quarter financial results, such 50% reduction requirement was triggered. Consequently,we have recorded a one-time financing expense of $3,430,591 for the beneficial conversion feature resulting from the conversion price adjustment. In addition, effective November 15, 2007, the warrants issued to the Debenture holders and the placement agents were adjusted such that the number of shares issuable upon exercise of the warrants increased to 147,105,556 and 10,240,000, respectively, and the exercise price of such warrants will be reduced by 50%. As of the date of this Annual Report, Midsummer Ventures, L.P. has not designated the two additional members to our Board of Directors.

We are currently operating with tight cost controls in order to manage our commercialization process. A majority of our expenses for the twelve months ended December 31, 2007 and 2006 were from selling and administrative expenses, which include research and development costs. The selling and administrative expenses for the twelve months ended December 31, 2007 were approximately $3.9 million compared to approximately $6.1 million for the same period last year. The main cost drivers are personnel costs, professional fees, and travel expenses. The decrease in expenses is due to a company wide initiative to reduce expenses and personnel, as well as accrued executive bonus in 2006 which never materialized.

In connection with the debenture financing, we incurred legal, due diligence, and placement agent fees of approximately $2,131,000. We have recorded these expenses as deferred charges and these expenses will be amortized over the length of the loan period. We have recorded amortization of deferred financing costs of approximately $410,000 for the year ended December 31, 2007. Additionally, we recorded an interest expense of approximately $1.4 million for year ended December 31, 2007. Approximately $400,000 is pertaining to the debenture financing which was added to the convertible debenture balance on January 1, 2008 at the election of the Company. The remaining $1 million in interest expense results from amortization of a debt discount recorded based upon the fair value of the warrants issued to the debenture holders and has no cash impact on us.

We expect our product development, and project management activities to continue to be driven by commercial opportunities and undertaken as a result of potential customers requesting test units. The test orders that we receive from potential customers are fulfilled either by (1) modification of already commercialized products or (2) new solutions designed together with the potential customer. During the fiscal year ended 2007, the majority of our R&D resources were dedicated to customer projects and for the design of products with commercial opportunities. This is expected to continue during the fiscal year ended 2008.

During the second half of fiscal 2007, we were focused on re-aligning our resources and reducing expenditures. In December 2007, we relocated our engineering and pilot line facilities from Seoul, Korea to Taipei, Taiwan. Our Korean staff and facilities were downsized to a sales and administrative support function only. The net result is a more responsive unit in Taiwan at lower costs.

Any capital expenditures over the next twelve months will be focused on complementing this new Taiwan pilot plant with specific volume related equipment and on specific research and development related test equipment. All investments will be driven by commercialization opportunities, customer driven projects, and/or commercial volumes. We have hired a new sales executive in order to efficiently continue to execute our business plan and make sure that we fully capitalize on the market opportunity.

During the fiscal year ended December 31, 2007, we analyzed our expenses, reduced cash outlays and strengthened our product offering and marketing strategy. Our product test orders have led to several related test product deliveries, as well as commercial orders. Test products are used by potential customers to examine our products' features and compatibility with customer products. Although such testing procedures can involve numerous steps and significant timelines, in several instances our test products have advanced beyond the test phases and been incorporated into commercial products. The mix between sample order deliveries and commercial deliveries continues to increase in favor of commercial deliveries. Once our products are shipped to our customers, our Company has no additional commitment in order to recognize revenues.

Liquidity and Capital Resources

Our main source of liquidity has historically been from monies raised from various financings as described herein. During fiscal 2007, we raised an aggregate amount of $8,000,000 in cash through the issuance of the Debentures in May 2007, which was later increased by $350,000 in August 2007. Our operational cash outflow has been reduced to approximately $300,000 per month, as compared to $500,000 per month in 2006. Our main use of cash during fiscal 2007 was related to product development driven by customer projects and general and administrative expenses.

We have a $322,582 note payable to a third party that matured in 2007 and that we have not paid. Although it is entitled to do so, the payee has not demanded payment.

Based on our current operating plan, we anticipate using our cash mainly to continue commercialization efforts and to expand the distribution network for our technology solutions. The main cash uses will be for sales and marketing, general and administrative, and research and development expenses. Investments will be focused on product development and manufacturing. All investments will be driven by commercialization opportunities. The total cash need for the next twelve months is estimated to be approximately $3.6 million, starting at January 1, 2008. The main portion of the cash need is for sales activities, operating expenses, cost of sales, and a smaller portion is for investments in manufacturing and R&D. We expect to fund these activities through the cash received from the debenture financing and cash generated from operations. We currently believe that our cash is sufficient to fund our operations through December 2008.

The ratio between current assets and current liabilities at December 31, 2007 was approximately 1.9. However, a significant portion, approximately $1 million, of current liabilities relates to expenses that are expected to have limited cash impact.

Significant Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements. Although these statements are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates. Significant estimates required to be made by management include the valuation of 1) investments, 2) equity securities issued, 3) prepaid royalties, 4) registration rights, 5) intangible assets, and 6) accounting for convertible debentures.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report for Recent Accounting Pronouncements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Market Risks

The Company operates in the United States, the United Kingdom, Taiwan, and South Korea, each of which has its own currency. This may cause the Company to experience and be exposed to different market risks such as changes in interest rates and currency deviations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements

The financial statements and report of an independent registered certified public accounting firm are included herein immediately following the signature page to this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, or the “Exchange Act,” is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate “internal control over financial reporting” as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to evaluate the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that there is a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer. This lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

In order to mitigate this material weakness to the fullest extent possible, all quarterly financial reports are reviewed by the Chief Executive Officer as well as the Audit Committee for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, it is immediately implemented. We intend to implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table sets forth certain information about our executive officers and directors.

Name	Age	Position
Joseph Formichelli	65	President and Chief Executive Officer
Jorge Fernandez	32	Chief Financial Officer
George Meyer	51	Chief Operating Officer
Alan Benaim	34	Director
David H. Clarke	66	Director
Peter Rugg	60	Director
Charles Resnick	56	Director
Gregory J. Osborn	42	Director
Dr. Jeong-Hyun Lee	43	Director*
Alan Miller	54	Director*

*Dr. Lee and Mr. Miller resigned from the Board of Directors on March 24, 2007 and July 13, 2007, respectively.

Joseph Formichelli has been our CEO since August 2007. He is a technology industry veteran with more than 30 years of experience, including IBM, Toshiba and Gateway. During his career, he has held senior executive positions in manufacturing, quality assurance, engineering, logistics, supply chain and product management. At IBM he served as vice president of operations for the IBM PC company, and vice president and general manager of the highly successful ThinkPad line of notebook computers. He also served as the executive vice president and general manager of Toshiba’s computer systems group where he oversaw the US, Latin America and South America business. Mr. Formichelli successfully converted Toshiba’s computer business from a technology driven, indirect sales organization to one of e-business, customer relations management, direct sales and revamped their manufacturing operations. Subsequent to Toshiba, Mr. Formichelli was executive vice president of operations at Gateway Computers and executive vice president of operations at RadioShack.

Jorge Fernandez has been our Chief Financial Officer since September 2007. He joined Celsia in October 2005, as the Corporate Controller. Prior to joining Celsia, Mr. Fernandez served as the Finance Director for Tiger Direct (NYSE: SYX), a Fortune 1000 computer and electronics retailer, served as Finance Director-Latin America for PRG-Schultz (NASDAQ: PRGX), an accounts payable recovery audit services firm; served as VP Finance for Fiera Group, an e-commerce startup in Latin America. Mr. Fernandez began his career as part of the assurance practice at Arthur Andersen LLP, where he managed audit engagements in South Florida. Mr. Fernandez is a Certified Public Accountant licensed in the State of Florida.

George Meyer has been our Chief Operating Officer since September 2007. He joined Celsia in December, 2005 as Vice President Sales & Marketing, General Manager for the Americas & Europe regions. He is a proven thermal management industry veteran with nearly three decades of experience driving global growth at Thermacore International, Inc. (a leading supplier of thermal management solutions), and brings extensive in-depth market and technical knowledge to the company. He is responsible for developing key customer relationships, managing the product portfolio, and growing sales throughout the industry. During his 28 year career at Thermacore, Mr. Meyer held various positions including Chairman and General Manager of Thermacore Korea and Taiwan, as well as Vice President, Worldwide Sales & Marketing. While at Thermacore, Mr. Meyer was instrumental in establishing relationships and design wins with the military, aerospace and leading technology companies such as Intel, Hewlett-Packard, Apple, Sun Microsystems and Silicon Graphics. Mr. Meyer holds 10 patents in the field of electronics thermal management.

Alan Benaim has been a member of our Board of Directors since May 2007. Mr. Benaim is a vice president at Midsummer Capital, a New York City based Hedge Fund group that acts as a fundamental investor with a medium-term horizon in exchange-listed small to mid-size growth companies. Mr. Benaim has over nine years experience in investment banking, corporate finance and principal investing. At Midsummer, Mr. Benaim is involved in the evaluation, due diligence and execution of investments. Prior to Midsummer, Mr. Benaim spent seven years in various roles at JPMorgan Chase based in London and New York, executing a wide spectrum of transactions in mergers and acquisitions advisory, structured finance, bank financing, bond issuance, equity issuance and financial derivatives, across more than 20 countries in the US, Europe, Middle East, Africa and Asia. Mr. Benaim was promoted to Vice President at JPMorgan Chase and is credited with helping build and develop the European Metals & Mining industry group from the bottom up into the top league table ranked industry group. Following JPMorgan Chase, Mr. Benaim gained investment experience in both early stage venture capital and middle market private equity, having evaluated and executed investments in companies within the technology, healthcare, security and manufacturing and engineering industries. Mr. Benaim has an MBA from Columbia University Graduate School of Business and a Bachelor of Science degree in Economics from the London School of Economics.

David H. Clarke has been a member of our Board of Directors since July 2005. Mr. Clarke retired as Chairman of the Board and Chief Executive Officer of Jacuzzi Brands, Inc., in September 2006 shortly before the company’s sale to Apollo Management. Prior to joining Jacuzzi Brands in 1995, Mr. Clarke was Vice Chairman of Hanson PLC from 1993 and Deputy Chairman and Chief Executive Officer of Hanson Industries, the U.S. arm of Hanson, from 1992. Prior to 1992, Mr. Clarke served as President of Hanson Industries. Mr. Clarke is presently Executive Vice Chairman of United Pacific Industries a diversified manufacturing company listed on the Hong Kong Stock Exchange. United Pacific Industries has a number of production facilities in the People Republic of China and has distribution or production facilities in the United Kingdom, France, Australia, New Zealand and other countries. Mr. Clarke is also a member of the Board of Fiduciary Trust International a company engaged in investment management.

Peter Rugg has been a member of our Board of Directors since July 2005. Mr. Rugg is a Senior Partner of Tatum LLC in New York. He has over 30 years of diversified business experience with special competence in capital structure and creative financing alternatives. Mr. Rugg has extensive experience in international natural resource businesses and offshore business migration. He has experience in commercial and investment banking, merger and acquisitions, turnaround situations, project finance and corporate restructuring, during a long career at JP Morgan. Mr. Rugg has managed public company financial reporting, investor relations, tax compliance and audit, budget and planning and information technology systems including relational database, desktop and multi-currency accounting, as CFO of Triton Energy (NYSE). He is a founder of Nviro Cleantech plc (London-AIM). He sits on a number of non-profit and emerging growth company boards.

Charles Resnick has been a member of our Board of Directors since August 2007. Mr. Resnick is the managing partner of Inflexion Partners. Mr. Resnick is an accomplished business executive with a 25-year career in global general management, operations, financial management, and strategic relationships in the technology, banking, and consumer packaged goods sectors. He has held senior management positions in the United States, South America, Mexico, and Western Europe with Danka Business Systems, Tropicana Products, Mellon Bank, PepsiCo and The Procter & Gamble Company. He has extensive experience with both domestic and international mergers and acquisitions, and has been involved in over 100 acquisitions and divestitures, including a $1.8 billion acquisition for Danka Business Systems. He was also a lead participant in negotiating the GATT and NAFTA Agreements as Undersecretary in the Bush administration (1990-1993). In his most recent position, he was a founder and Vice President of Corporate Development and Marketing of Mimeo, Inc. and was instrumental in building a strategic business and investment relationship with Hewlett-Packard and UPS. In addition, he was one of the lead Mimeo executives that raised a total of $41 million in financing. He holds both an A.B. degree and a M.B.A. from St. Louis University.

Gregory J. Osborn has been a member of our Board of Directors since July 2005. Mr. Osborn is a managing partner at IndiGo Ventures. Prior to launching IndiGo Ventures, he founded Seed Capital, which provided new business development, strategic partnering and fundraising services for cutting-edge Internet companies, and served as head of business development for FreeRide.com. His background in finance and investment began on Wall Street, working at the headquarters of L.F. Rothschild & Co., Drexel, Burnham, Lambert, as an Account Executive, Smith Barney Harris & Upham, as Vice President, Paine Webber, as First Vice President and Senior Vice President of Axiom Capital Management. Mr. Osborn holds a B.S. in Finance and Economics from Ramapo State College. Mr. Osborn serves on the Board of Directors of Powerhouse Technologies Group, Inc., Children of Bellevue and ideavilliage.com. Mr. Osborn also serves as corporate advisor to Advance Nanotech Inc. He serves as Executive Chairman of Tasker Products, Inc.

Dr. Jeong-Hyun Lee founded Celsia Korea in 2000 and was the Chief Technology Officer of Celsia from September 1, 2004 to September 16, 2006. Dr. Lee received his doctorate from Case Western University and formerly worked with NASA and Samsung. Dr. Lee pioneered the core technology that dissipates heat quickly and efficiently from devices such as PCs, laptops and other chip driven devices. Dr. Lee resigned from the Board of Directors on March 24, 2007

Alan B. Miller became a member of our Board of Directors in July 2005. Mr. Miller has over twenty-five years of Wall Street and financial expertise, including his tenure from 1990 to 2003 as founder and president of Winchester Investment Securities, an investment banking and general securities firm based in Overland Park, Kansas. Winchester, which had five branches and forty-five registered representatives, had participated in private placements, IPOs, market making and general securities trading. Also from 1990 to 2003, Mr. Miller was president and senior analyst of Trendways Wall Street Watch, a stock market newsletter and hotline. Mr. Miller has served as vice president of the investment firm of Duggan and Co. and began his career as a registered representative with Stern Brothers in Kansas City, Missouri where he became one of the firm’s top producing stockbrokers. Mr. Miller was a former director of Hansen Gray & Company, Inc, a significant shareholder of the Company. Mr. Miller resigned from the Board of Directors in July 2007.

Board Composition and Committees

The Company currently has five (5) Directors on its Board of Directors. All members of our Board of Directors will hold office until the next annual meeting of stockholders and election and qualification of their successors.

The Board of Directors of Celsia has established an Audit Committee consisting of David H. Clarke and Peter Rugg and has determined that Mr. Rugg, chairman of the Audit Committee, is (i) an “audit committee financial expert,” as defined by SEC’s regulations, and (ii) independent, as defined under SEC regulations and the rules of the Nasdaq stock market. The Board of Directors of Celsia has also established a Compensation Committee consisting of David H. Clarke and Peter Rugg.

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that embodies policies encouraging individual and peer integrity, ethical behavior and our responsibilities to our employees, customers, suppliers, stockholders, and the public, and includes:

•	Prohibiting conflicts of interest (including protecting corporate opportunities);

•	Protecting our confidential and proprietary information and that of our customers and vendors;

•	Treating our employees, customers, suppliers and competitors fairly;

•	Encouraging full, fair, accurate, timely and understandable disclosure; and

•	Protecting and properly using company assets.

•	Complying with laws, rules and regulations (including insider trading laws); and

•	Encouraging the reporting of any unlawful or unethical behavior

The code applies to every officer, director and employee. We also expect that those with whom we do business (including our agents, consultants, suppliers and customers) will also adhere to the code. All of our officers, directors and employees must carry out their duties in accordance with the policies set forth in this code and with applicable laws and regulations.

Item 11.	Executive Compensation

Annual Compensation

The following table sets forth information for each of our named executive officers for the fiscal years ended December 31, 2007 and 2006.

SUMMARY COMPENSATION TABLE (1)

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (6)(7)	Option Awards ($)(7)	All Other Compensation ($)(8)	Total ($)
Joseph Formichelli, Chief Executive Officer	2007 2006	$90,000(2) -	- -	- -	$9,800 -	- -	$9,800 -
George Meyer, Chief Operating Officer	2007 2006	$230,458 -	$8,569 (5) -	- -	$3,267 -	$1,400 -	$243,694 -
Jorge Fernandez, Chief Financial Officer	2007 2006	$152,000 -	$17,700 -	- -	$3,267 -	- -	$172,967 -
Hakan Wretsell, Chief Executive Officer (3)	2007 2006	$210,340 $262,500	$22,983 (5) -	- $40,030	- $5,969	$1,400 $4,200	$234,723 $312,699
Michael Karpheden, Chief Financial and Operating Officer (4)	2007 2006	$185,250 $220,500	$11,584 (5) -	- $21,445	- $5,969	$1,400 $4,200	$198,234 $252,114

_______________________________
(1)	Includes only those columns relating to compensation awarded to, earned by, or paid to the executive officers in fiscal 2007 and 2006. All other columns have been omitted.

(2)
This amount is paid by the Company to Core Strategies, LLC pursuant to an agreement dated August 21, 2007, whereby Core provides general management services to the Company at a monthly base cash fee of $20,000. Mr. Formichelli is engaged by the Company through such agreement.

(3)	Mr. Wretsell was terminated from all executive officer positions held with the Company and its subsidiaries in August 2007.

(4)	Mr. Karpheden resigned from all executive officer positions held with the Company and its subsidiaries in August 2007.

(5)	All bonuses paid in 2007 were earned in 2006.

(6)
Mr. Karpheden forfeited 305,687 and 306,356 shares of common stock for the years ended December 31, 2007 and 2006. Mr. Wretsell forfeited 435,877 shares of common stock for the years ended December 31, 2007.

(7)	Refer to Note 7 to the financial statements included in this Annual Report for details on all assumptions made for purposes of calculating the stock based compensation expense.

(8)	Represents car allowances received by Messrs. Wretsell, Karpheden and Meyer.

Employment Arrangements with Named Executive Officers

Joseph Formichelli. Mr. Formichelli is engaged as the Chief Executive Officer of the Company pursuant to an agreement and statement of work, dated August 21, 2007, between the Company and Core Strategies, LLC, or Core, whereby, among other things, Core provides general management services to the Company. The Company pays a monthly base cash fee of $20,000 for the services that Core provides. Pursuant to the arrangement, Mr. Formichelli is entitled to receive a stock option to purchase 6,000,000 shares of Company common stock. One-twelfth of such option shares will vest quarterly.

George Meyer. Mr. Meyer’s employment agreement, dated May 24, 2007 provides for an annual base salary of $264,000. Mr. Meyer may be eligible to earn a bonus from us payable in any combination of cash, options or common stock and other incentives as determined by the Compensation Committee. In the event that Mr. Meyer is terminated without cause, he will receive an amount equal to six (6) months of his base salary as severance. Mr. Meyer has also agreed to non-competition and non-solicitation provision that will be in effect during his employment and for one year thereafter.

Jorge Fernandez. Mr. Fernandez has been our Chief Financial Officer since September, 2007. Mr. Fernandez does not have a written employment agreement with us. His employment arrangement provides for an annual base salary of $180,000, and he is eligible to receive stock options upon the same terms as the rest of senior management.

Hakan Wretsell. Effective August, 2007, Mr. Wretsell no longer serves as our Chief Executive Officer.

Michael Karpheden. Effective August, 2007, Mr. Karpheden no longer serves as our Chief Financial Officer.

Change of Control Arrangements

Joseph Formichelli. In the event that the Company is sold or a change of control is deemed to have occurred, all of the unvested shares granted pursuant to Mr. Formichelli’s arrangement with the Company will immediately vest.

There are no change of control arrangements for any other named executive officer of the Company in place at this time.

Outstanding Equity Awards (1)

The following table sets forth information relating to outstanding equity awards as of December 31, 2007:

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END(1)

	Option Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)		Option Expiration Date
Joseph Formichelli, Chief Executive Officer	500,000	5,500,000 (3	(3)		$0.0625	2017

George Meyer, Chief Operating Officer	166,667 69,440 333,333	1,833,333 55,560 166,667	(3) (4) (4)	$ $ $	0.0625 0.19 0.88	2017 2016 2015

Jorge Fernandez, Chief Financial Officer	166,667 120,000	1,833,333 0	(3)	$ $	0.0625 0.88	2017 2015

Hakan Wretsell, Chief Executive Officer (2)	81,695 326,779	0 0		$ $	0.19 0.88	2016 2015

Michael Karpheden, Chief Financial & Operating Officer (2)	81,695 326,779	0 0		$ $	0.19 0.88	2016 2015

(1)	Includes only those columns relating to compensation awarded to, earned by, or paid to the directors in fiscal 2007. All other columns have been omitted.

(2)
The options issued to Messrs. Wretsell and Karpheden expired 90 days after their departure from the Company. As of December 31, 2007, all outstanding options issued to Messrs. Karpheden and Wretsell were forfeited.

(3)	These options vest quarterly over 11 quarters commencing on March 31, 2008.

(4)	These options vest quarterly over 4 quarters commencing on March 31, 2008.

DIRECTOR COMPENSATION (1)

Our directors do not receive cash compensation for serving as directors. Directors who are not currently employees are eligible to receive grants of stock options under our 2005 Stock Incentive Plan.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)	Total ($)
David Clarke	$8,000	$20,000	$28,000
Alan Miller	$9,000	$20,000	$29,000
Peter Rugg	$8,000	$20,000	$28,000
Greg Osborn (2)	-	-	-

(1) Includes only those columns relating to compensation awarded to, earned by, or paid to the directors in fiscal 2007. All other columns have been omitted.

  (2) Pursuant to an agreement dated January 10, 2006, Indigo Ventures LLC, of which Greg Osborn is a managing partner, was to receive a monthly fee of $15,000 for consulting services provided through May 31, 2007 for a total of $75,000 in fiscal 2007. This amount, along with an additional $15,000 from 2006 was settled with the issuance of 1,440,000 shares of common stock and a warrant to purchase 720,000 shares of common stock.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

The following table sets forth, as of February 25, 2008, information regarding the beneficial ownership of shares of our common stock by each person known by us to own five percent or more of the outstanding shares of our common stock, by each of our executive officers, by each of our directors, and by all executive officers and directors as a group. Beneficial ownership of shares is determined in accordance with SEC rules and generally includes any shares over which a person exercises sole or shared voting or investment power. The information set forth below, including ownership percentages and voting power percentages, is based on an aggregate of 85,273,680 shares of common stock outstanding as of February 25, 2008. All shares of common stock underlying Series A Preferred Stock, Series B Preferred Stock or Debentures owned by each person and common stock underlying warrants, stock options or other stock-based awards that are presently exercisable or exercisable within 60 days of the date of this filing by each person are deemed to be outstanding and beneficially owned by the person holding the Series A Preferred Stock, Series B Preferred Stock or Debentures, stock options, warrants, and other stock-based awards respectively, for the purpose of computing the ownership percentage of that person, but are not considered outstanding for the purpose of computing the percentage ownership of any other person.

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

Non-Management Beneficial Holders

Name And Address Of Beneficial Owners	Shares of Common Stock	Percentage of Class

AMF Capital(1) (formerly Hansen Gray & Company, Inc.) 6100 Neil Road, Suite 500 Reno, Nevada 89511	9,629,376	11.16%

Officers and Directors

Name And Address Of Executive Officers	Shares of Common Stock	Percentage of Class

Jeong Hyun Lee, Ph.D.(2)*	12,445,474	14.41%

Hakan Wretsell(3)*	1,743,509	2.04%

Michael Karpheden(4)*	916,392	1.07%

Joseph Formichelli(5)	1,000,000	1.16%

Jorge Fernandez(6)	453,334	0.53%

George Meyer(7)	958,334	1.11%

Gregory Osborn(8)	885,726	1.04%

Peter Rugg(9)	597,085	0.70%

David Clarke(10)	420,000	0.49%

Alan Miller(11)*	420,000	0.49%

Alan Benaim(12)	-	-

Charles Resnick(13)	-	-

Current Officers and Directors as a Group(14)	4,314,479	4.85%

*	No longer an officer or director of the Company as of February 25, 2008, as described further herein.

(1)	Includes 8,629,376 shares of Common Stock and warrants to purchase 1,000,000 shares of common stock.

(2)
Includes (i) 11,348,332 shares of common stock and (ii) warrants to purchase 1,097,142 shares of common stock. Dr. Lee is also the sole general partner of CHL Investment Partnership which owns 2,493,505 shares, and may be deemed to beneficially own the shares held by such entity.

(3)	Includes 1,743,509 shares of common stock.

(4)	Includes 916,392 shares of common stock.

(5)	Includes options to acquire 1,000,000 shares of common stock which will be exercisable within sixty (60) days.

(6)	Includes options to acquire 453,334 shares of common stock which will be exercisable within sixty (60) days.

(7)	Includes options to acquire 958,334 shares of common stock which will be exercisable within sixty (60) days.

(8)
Includes (i) 591,221 shares of common stock, (ii) 211,646 shares of Series A Preferred Stock and (iii) warrants to purchase 82,859 shares of common stock. Mr. Osborn is a Managing Partner of Indigo Ventures LLC, which beneficially owns 1,115,843 shares of our common stock (which includes warrants to purchase 352,578 shares of common stock and 763,265 shares of Series A Preferred Stock).

(9)
Includes (i) 118,187 shares of common stock, (ii) 42,328 shares of Series A Preferred Stock, (iii) options to acquire 420,000 shares of common stock which will be exercisable within sixty (60) days and (iv) warrants to purchase 16,570 shares of common stock.

(10)
Includes options to acquire 420,000 shares of common stock which will be exercisable within sixty (60) days. Mr. Clarke is affiliated with GSB Holdings, Inc., which beneficially owns 506,665 shares of our common stock (which includes (i) 153,259 shares of common stock, (ii) 253,975 shares of Series A Preferred Stock and (iii) warrants to purchase 99,431 shares of common stock).

(11)
Includes options to acquire 420,000 shares of common stock which will be exercisable within sixty (60) days. Mr. Miller is a director of AMF Capital (formerly Hansen Gray & Company, Inc.), a significant shareholder of the Company, as reported above.

(12)
Mr. Benaim is a Vice President of the investment advisor to Midsummer Ventures, L.P., which beneficially owns 82,500,000 shares of the Company (which includes (i) 40,000,000 shares upon conversion of debenture, (ii) warrants to purchase 42,500,000 shares of common stock).

(13)
Mr. Resnick is affiliated with Inflexion Fund, L.P., which beneficially owns 11,200,000 shares of the Company (which includes (i) 5,600,000 shares upon conversion of debenture, (ii) warrants to purchase 5,600,000 shares of common stock).

(14)	Eight individuals. Does not include Messrs. Lee, Wretsell, Karpheden or Miller.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Transactions

In connection with the acquisition of Celsia Korea and its intellectual property in 2004, Celsia UK agreed to pay CHL Investment Partnership and Hansen Gray a royalty fee equal to two percent (2%) of Company revenues over $25 million, up to an aggregate royalty of $50 million. CHL Investment Partnership receives fifty-seven percent (57%) and Hansen Gray receives forty-three percent (43%) of such royalty. This arrangement is documented in a Revenue Share Agreement dated as of May 18, 2005. At the closing of the Series A Offering, Hansen Gray received a cash advancement of $500,000 against its right to receive these royalty payments from us. On July 18, 2007, the Company and AMF Capital, Inc., or AMF, (formerly known as Hansen Gray & Company) entered into a Settlement Agreement and Release pursuant to which the Company and AMF resolved certain claims of AMF against the Company. Pursuant to the Settlement Agreement, the Company paid $100,000 in cash to AMF against its right to receive the royalty payments and issued to AMF a warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.88 per share, and AMF released the Company from any and all claims except for certain specified contractual rights as set forth in the Settlement Agreement.

Indigo Ventures LLC, where Greg Osborn is a managing partner, received a monthly fee of $15,000 for consulting services. This consulting agreement was cancelled on May 1, 2007.

Director Independence

David H. Clarke and Peter Rugg have been determined to be “independent” under the rules of the Nasdaq stock market.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed for professional services rendered by our principal accountant for the audit of the Company’s annual financial statements and review of the financial statements included in the Company’s Forms 10-QSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for fiscal years ended December 31, 2007 and 2006 were $105,000 and $105,250, respectively.

Audit Related Fees

The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal years ended December 31, 2007 and 2006 were $7,825 and $4,750, respectively.

Tax Fees

The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2007 and 2006 were $9,650 and $9,650, respectively.

All Other Fees

The aggregate fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal years ended December 31, 2006 and 2005 were $0 and $0, respectively.

Board of Directors/Audit Committee

It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Audit Committee. The Audit Committee approved all of the services described above in this Item 14 in advance.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1) Financial Statements

The following is a list of the Financial Statements included in Item 8 of Part II of this Annual Report.

Report of Independent Registered Certified Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the Years Ended December 31, 2007 and 2006

Consolidated Statements of Stockholders’ Equity for the Years ended December 31, 2007  and 2006

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007 and  2006.

Notes to Consolidated Financial Statements

(a)(2) Financial Statement Schedules

Schedules not included herein are omitted because they are inapplicable or not required or because the required information is given in the financial statements and notes thereto.

(a)(3) Exhibits

A list of exhibits filed herewith is contained in the exhibit index that immediately precedes such exhibits and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

CELSIA TECHNOLOGIES, INC.

Date: February 28, 2008	By:	/s/ Joseph Formichelli
Joseph Formicehelli, President and Chief Executive Officer (Principal Executive Officer)

Date: February 28, 2008	By:	/s/ Jorge Fernandez
Jorge Fernandez, Chief Financial Officer (Principal Financial and Accounting Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Jorge Fernandez as his or her attorney-in-fact and agents, each with full power of substitution, for him or her in his or her name, place and stead, in any and all capacities, to sign any and all immaterial amendments to this Annual Report, and to file the same, with all exhibits thereto and all other documents in connection therewith, with the SEC, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his, her or their substitute or substitutes, may lawfully do or cause to be done or by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report on form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Joseph Formichelli*	President and Chief Executive Officer	February 28, 2008
Joseph Formichelli	(Principal Executive Officer)

/s/ Jorge A. Fernandez*	Chief Financial Officer	February 28, 2008
Jorge A. Fernandez	(Principal Financial and Accounting Officer)

/s/ Alan Benaim*	Director	February 28, 2008
Alan Benaim

/s/ David H. Clarke*	Director	February 28, 2008
David H. Clarke

/s/ Peter Rugg*	Director	February 28, 2008
Peter Rugg

/s/ Gregory Osborn*	Director	February 28, 2008
Gregory Osborn

/s/ Charles Resnick*	Director	February 28, 2008
Charles Resnick

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Exchange Act By Non-reporting Issuers:

No annual report or proxy material has been sent to security holders of the Company. If such report or proxy material is furnished to security holders subsequent to the filing of the annual report on this Form, the registrant shall furnish copies of such material to the Securities and Exchange Commission when it is sent to security holders.

INDEX TO FINANCIAL STATEMENTS

Celsia Technologies Inc. and Subsidiaries
Consolidated Financial Statements
Years Ended December 31, 2007 and 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
Celsia Technologies, Inc.

We have audited the consolidated balance sheets of Celsia Technologies, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Celsia Technologies, Inc. at December 31, 2007 and 2006 and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As described in note 1, at December 31, 2007 the Company and its subsidiaries have commenced limited revenue producing operations and have an accumulated deficit of $40,292,494. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in regard to its future operations are also discussed in note 1.

PKF Certified Public Accountants A Professional Corporation

February 28, 2008
New York, New York

Celsia Technologies, Inc. and Subsidiaries
Consolidated Balance Sheets
as of December 31, 2007 and 2006
(US Dollars)

	2007	2006
Assets
Current Assets
Cash and cash equivalents	$3,046,624	$295,400
Receivable	298,799	55,452
Inventory	74,465	128,513
Prepaid expenses	45,661	34,292
Other	31,785	40,627
Total current assets	3,497,334	554,284

Guarantee deposits	26,157	130,806
Advance payments	154,287	135,103

Furniture and equipment, net (note 1)	639,947	693,972
Deferred Charges (note 1)	1,721,630	-
Royalty Advance (note 3)	-	500,000
Intangible Assets, net (note 3)	85,049	25,624

Total assets	$6,124,404	$2,039,789

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$282,055	$420,770
Bond Payable (note 4)	322,582	302,305
Accrued expenses
Payroll and Related	652,917	1,293,616
Other	576,917	96,810
Other	26,545	19,624
Total current liabilities	1,861,016	2,133,125

Convertible Debenture, net of $4,092,051 unamoritized discount. (note 6)	4,400,796	-
Accrual for Employee Retirement Benefits (note 3)	86,683	147,112

Total liabilities	6,348,495	2,280,237

Stockholders' Equity (Deficit) (note 6 & 7)
Preferred Stock, Series A; $.001 par value; 30,000,000 shares authorized; 22,320,598 in 2007 and 23,061,505 in 2006 issued and outstanding	22,321	23,061
Preferred Stock, Series B; $.001 par value; 7,000,000 shares authorized; 3,063,402 in 2007 and 2006 issued and outstanding	3,063	3,063
Common stock; $.001 par value; 500,000,000 shares authorized; 85,273,680 in 2007 and 36,382,402 in 2006 issued and outstanding	85,273	36,382
Common stock subscribed	6,158	3,069
Additional paid-in-capital	40,032,066	23,549,358
Other comprehensive loss	(80,478)	(118,564)
Accumulated (deficit)	(40,292,494)	(23,736,817)
Total stockholders' equity (deficit)	(224,091)	(240,448)

Total liabilities and stockholders' equity (deficit)	$6,124,404	$2,039,789

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
for the years ended December 31, 2007 and 2006
(US Dollars)
	Years Ended
	December 31,
	2007	2006

Revenue	$699,946	$104,085

Costs and expenses
Cost of Sales	1,170,687	713,526
Selling and Administrative expenses	3,948,208	6,133,966
Depreciation	210,435	34,601
Amortization of deferred financing cost (note 1)	409,521	-
Miscellaneous (income) expense	10,379	(56,071)
Total costs and expenses	5,749,230	6,826,022

Operating (loss)	(5,049,284)	(6,721,937)

Other income (expenses)

Financing Expense (note 6)	(9,491,155)	-
Net Loss on Disposal of furniture and equipment	(45,966)	(45,900)
Loss on Investment	-	(110,670)
Interest and other income	95,605	140,208
Interest expense (notes 5 and 6)	(1,412,559)	(29,920)

Total other income (expenses)	(10,854,075)	(46,282)

Net (loss)	$(15,903,359)	$(6,768,219)

Dividend on Series A Preferred Stock (note 7)	$(241,458)	$(3,447,088)
Deemed Dividend on Series A & B Preferred Stock (note 6)	$(652,318)	$-

Net Loss Attributable to Common Shareholders	$(16,797,135)	$(10,215,307)

Net Loss per Share:
Basic and Diluted	$(0.26)	$(0.32)

Weighted Average Shares Outstanding	64,634,634	31,509,898

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statement of Stockholders' Equity (Deficit)
for the Years Ended December 31, 2007 and 2006

					Other
	Common &	Additional	Common	Unearned	Comprehensive
	Preferred	Paid-in	Stock	Stock	Income	Accumulated
	Stock	Capital	Subscribed	Compensation	(Loss)	(Deficit)	Total

Balance @ December 31, 2005	$53,375	$19,161,937	$167	$(114,660)	$(77,432)	$(13,641,589)	$5,381,798

Apply Deferred Compensation against Paid in Capital	-	(114,660)	-	114,660	-	-	-

Stock Compensation (Common)	(77)	281,669	2,902	-	-	-	284,494

Registration Rights Penalty	970	901,641	-	-	-	-	902,611

Series A Dividend	1,675	1,553,027	-	-	-	(1,554,702)	-

Common Stock Dividend	6,563	1,765,744	-	-	-	(1,772,307)	-

Foreign currency translation	-	-	-	-	(41,132)	-	(41,132)

Net loss for the year	-	-	-	-	-	(6,768,219)	(6,768,219)

Balance @ December 31, 2006	$62,506	$23,549,358	$3,069	$-	$(118,564)	$(23,736,817)	$(240,448)

Stock Compensation (Common)	188	269,982	(898)	-	-	-	269,272

Common Stock issued as Financing Expense	46,517	6,010,060	3,987				6,060,564

Issuance of Stock and Warrants for Service	1,440	147,970					149,410

Issuance of Warrants as Settlement		32,700					32,700

Issuance of Warrants with Debenture and Repricing		6,591,118					6,591,118

Beneficial Conversion Feature		3,430,591					3,430,591

Series A Dividend	6	287					293

Foreign currency translation	-	-	-	-	38,086	-	38,086

Deemed Dividend on Series A & B Stock						(652,318)	(652,318)

Net loss for the year	-	-	-	-	-	(15,903,359)	(15,903,359)

Balance @ December 31, 2007	$110,657	$40,032,066	$6,158	$-	$(80,478)	$(40,292,494)	$(224,091)

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(US Dollars)
	Years Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net (loss)	$(15,903,359)	$(6,768,219)
Adjustments to reconcile net (loss) to net cash (used)
by operating activities:
Depreciation	210,435	34,601
Amortization of Deferred Charges	409,521	-
Amortization of Debt Discount	970,205	-
Issuance of warrants for service	149,410	-
Issuance of warrants as settlement	32,700	-
Beneficial Conversion Feature	3,430,591	-
Financing Expense	6,060,564	-
Stock Based Compensation	269,566	284,494
Loss on Investment	-	110,670
Accrued Registration Rights Penalty settled with Preferred Stock	-	902,611
Loss on Disposal of Furniture and Equipment	-	45,900
Changes to certain other accounts:
Receivable	(243,347)	40,117
Inventory	54,048	(128,513)
Advance payments	(19,184)	(10,158)
Prepaid expenses	(11,369)	4,708
Royalty Advance	500,000	-
Accounts payable	(138,715)	(34,282)
Accrued expenses	(160,592)	104,946
Accrual for Employee Retirement Benefits	(60,429)	147,112
Other	42,547	(72,249)
Net cash (used) by operating activities	(4,407,408)	(5,338,262)

Cash flows from investing activities:
Deposits	104,649	(3,430)
Purchase of furniture and equipment	(156,410)	(141,191)
Net cash (used) by investing activities	(51,761)	(144,621)

Cash flows from financing activities:
Short-term borrowings	-	(231,683)
Deferred Finance Charge	(1,139,607)	-
Proceeds from issuance of Convertible Debt	8,350,000	-
Net cash (used) provided by financing activities	7,210,393	(231,683)

Net (decrease) increase in cash and cash equivalents	2,751,224	(5,714,566)

Cash and cash equivalents - beginning of period	$295,400	$6,009,966

Cash and cash equivalents - end of period	$3,046,624	$295,400

Supplemental cash flow disclosure
Noncash financing activity

During 2007 and 2006 the Company recorded stock compensation
arrangements for certain employees and directors	$150,291	$284,494

During 2007, the Company recorded a premium on the conversion of
issued notes payable to convertible debenture as a deferred finance charge	$115,000	$-

During 2007, the Company issued warrants to placement agents
for convertible debenture as a deferred finance charge	$876,544	$-

During 2006 the Company issued Preferred Stock as a Preferred
Stock Dividend	$-	$1,554,702

During 2007 and 2006 the Company issued Common Stock as a Preferred
Stock Dividend	$271	$1,772,307

During 2006 the Company issued Preferred Stock Series A Shares
to settle the Registration Rights Penalty	$-	$902,611

During 2007 and 2006 Preferred Shares were converted into Common Shares	$741	$560

Cash paid during the year for interest	$390	$6,439

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
December 31, 2007

Note 1 - Summary of significant accounting policies

Organization

Celsia Technologies, Inc. (the "Company" or "Celsia"), a US Corporation incorporated in Nevada, is formerly known as iCurie, Inc. Celsia's operations consist of research, development, and commercialization of next-generation cooling solutions. The Company was founded in 2000 to address the emerging heat problem that now threatens the development of higher-performing microelectronic products. Celsia is taking this innovative thermal management technology from the laboratory to high volume manufacturing, and operating as both a licensor of the technology and a vertically integrated provider of customized applications.

The Company's corporate headquarters is located in Miami, USA with subsidiaries in London, United Kingdom, Seoul, South Korea, and Taipei, Taiwan. During 2007, the Company relocated its Design and Manufacturing operations from Seoul, Korea to Taipei, Taiwan. Our operations in Seoul, Korea remain as a sales and administrative office for the region. Our patented NanoSpreader™ is a completely new alternative to conventional cooling devices. By utilizing a nano scale environment, the laws of physics are manipulated enabling our cooling technology to be thinner, lighter and deliver significantly higher thermal conductivity (heat transfer capacity) versus conventional options such as Heat Pipes. And, we can supply our plate-shaped heat spreaders in virtually any shape that a design engineer requires. As a result, customers are able to achieve improved product performance without trading off size, weight or cost considerations.

Celsia Technologies, Inc.'s subsidiaries consist of (i) Celsia Technologies UK Limited ("UK Subsidiary"), a United Kingdom Company formerly known as iCurie Lab Holdings Limited, (ii) Celsia Technologies Korea, Inc. ("Korea Subsidiary"), a Korean Company formerly known as iCurie Lab, Inc, and (iii) Celsia Technologies Taiwan, Inc. ("Taiwan Subsidiary"). In consolidation, all significant intercompany balances and transactions have been eliminated.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company and its Subsidiaries have recently commenced limited revenue producing operations and have sustained accumulated losses approximately $40.3 and $23.7 million as of December 31, 2007 and 2006. The Company and its Subsidiaries have funded operations through equity and debt financing since inception. All these factors raise substantial doubt over the Company's ability to continue as a going concern.

Cash and Cash Equivalents

Cash and cash equivalents include all cash balances and highly liquid investments, including time deposits, which are readily convertible into known amounts of cash and have an original maturity dates of three months or less. The Company and its Subsidiary's cash and cash equivalents are maintained in banks and financial institutions in the United States, United Kingdom, South Korea, and Taiwan, and they have not experienced any losses on their cash balances.

Inventory

Inventory consists of finished goods ready to be sold to customers. Inventories are carried at the lower of cost or market value.

Investment

The UK Subsidiary owns 527,000 shares of an entity affiliated through common management. During 2006, the Company recorded a $110,670 loss on investment to bring its carry basis down to its estimated net realizable value. These shares have been fully reserved and carry a book value of $ 0 as of December 31, 2007 and 2006.

Revenue recognition

The Company's policy is to record revenue as earned when the following attributes are met.

-	Persuasive evidence of a sale arrangement exists.
-	Delivery has occurred to the customers.
-	The sales price to the customer is fixed or determinable.
-	Collection is reasonably assured.

The Company recognized revenues of $699,946 and $104,085 for the years ended December 31, 2007 and 2006, respectively, from customer orders for test samples and commercial deliveries.

Deferred costs

In connection with obtaining debt financing as described in Note 6, the Company incurred legal and other related fees. Deferred financing costs incurred in connection with long-term financing amounted to $2,131,150 and are being amortized on a straight-line basis over the stated term of the loan. Amortization expense for the year ended December 31, 2007 amounted to $409,521.

Furniture and equipment

Furniture and equipment at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
Vehicles	$73,331	$54,157
Machinery	596,505	625,659
Furniture and fixtures	429,148	344,774
	1,098,984	1,024,590
Accumulated depreciation	(459,037)	(330,618)
	$639,947	$693,972

Furniture and equipment are stated at cost. Major renewals and betterments, which prolong the useful life or enhance the value of assets, are capitalized. Depreciation is computed using the straight-line method over the estimated life of five years for machinery and equipment, furniture and fixtures, and vehicles. Depreciation expense for the years ended December 31, 2007 and 2006 amounted to $210,435 and $34,601, respectively.

Net Loss per Share

Basic Loss per share is computed by dividing net loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares plus the dilutive effect of convertible debt and preferred shares and outstanding options and warrants. Approximately 22 million and 3 million shares to be issued upon conversion of Series A and Series B, respectively, Preferred Shares were excluded from the calculation of diluted earnings per share for the period ended December 31, 2007 and 2006, respectively, because they were anti-dilutive. Approximately 136 million shares to be issued upon conversion of the convertible debentures were excluded from the calculation of diluted earnings per share as of December 31, 2007 because they were anti-dilutive.

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

Research and development costs

Research and development costs are expensed as incurred and amounted to $594,016 and $747,588 for the years ended December 31, 2007 and 2006, respectively.

Foreign currency translation

The reporting and functional currency of the Company and its UK Subsidiary is the U.S. Dollar, while the functional currency of the Korea and Taiwan subsidiaries are the Korean Won and the New Taiwanese Dollar, respectively.

The assets and liabilities of the Korea and Taiwan Subsidiaries have been translated into U.S. Dollars at the prevailing period-end rate of exchange, while the related income and expense items were translated at the average rate of exchange during the period. The resulting translation adjustments are accumulated in a separate component of stockholders' equity (deficit).

The Company follows Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 requires a Company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) includes the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation gains (losses) for the years ended December 31, 2007 and 2006 amounted to $38,086 and $(41,132), respectively. Accordingly, comprehensive loss for the years ended December 31, 2007 and 2006 amounted to $15,865,273 and $6,809,351, respectively.

Fair value of financial instruments

The Company's cash, receivables, accounts payable, short-term debt, bonds payable, and the face amount of its convertible debentures represent financial instruments whose carrying amounts reasonably approximate their fair value.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company's financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement . SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS 141. SFAF 141(R) requires assets and liabilities acquired in a business combination, contingent consideration, and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008 and will be effective for business combinations entered into after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests.

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

The Company currently operates in the United States, while its Subsidiaries operate in the United Kingdom South Korea, and Taiwan. Operating loss carryforwards in the United States approximated $6,800,000 at December 31, 2007, and can be carried forward for 20 years, expiring in the years 2025-2027. Operating loss carryforwards in the United Kingdom approximated $5,000,000 at December 31, 2007, and can be carried forward indefinitely, provided the Company (i) doesn't cease operations and (ii) doesn't change its business nature, while operating loss carryforwards in South Korea approximated $6,300,000 at December 31, 2007, and expire in the years 2008-2012. At December 31, 2007, the Company has a deferred tax asset of approximately $5,600,000 and has recorded a full valuation allowance against the deferred tax asset resulting from these tax loss carry-forwards.

Note 3 - Commitments and Contingencies

Operating Leases

The Company has a lease in Seoul, Korea for its Sales and Administrative office which expires in October 2009. The Company has a lease in Taipei, Taiwan for its Design and Manufacturing Center which expires in September 2009. As of December 31, 2007, the minimum future rental commitments under all non-cancelable operating leases with terms greater than one year, are as follows:

Year Ending December 31,
2008	$100,599
2009	$77,953
$178,552

Rent expense for the year ended December 31, 2007 and 2006 amounted to $214,352 and $98,387, respectively.

Employment contracts

The Company has entered into employment agreements with some of its officers / employees for terms ranging between one and two years. Under the terms of the contracts these officers / employees are entitled to minimum compensation of approximately $274,000 in 2008. Other employees contracts have expired and are employed at will with no minimum compensation.

On August 15, 2007, the Company entered into an agreement with Core Strategies, LLC (“Core Strategies”) which provides services of several Core Strategies partners including Joseph Formichelli as Chief Executive Officer of the Company on a full-time basis, and a marketing and sales executives on a part-time basis. The agreement is effective from August 15, 2007 through August 14, 2009. The Company pays Core Strategies $20,000 per month and has issued 8,000,000 warrants to purchase the Company’s common stock.

Accrual for Employment Retirement Benefits

The Company has recorded a liability of $86,683 and $147,112 as of December 31, 2007 and 2006, respectively, as a result of a legal decision by the Korean Supreme Court in 2006 related to employment benefits. The Company believes that this potential liability will not be paid within the current year, and it has therefore been recorded as a long term liability.

Commitments to a third party

According to an agreement between the Korea Subsidiary and Sae Han IT, on May 21, 2004, The Korea Subsidiary is to provide 25 percent of gross margin to B.A.C. Network (BAC) from the micro cooling systems business for 3 years from the initial sales to include only LG Electronics, LGIBM, and others to which LG Electronics and LGIBM will supply the Company's products. Gross margin is determined based on the difference between suppliers' unit cost and selling price to purchaser. Through December 31, 2007 and 2006, no qualifying sales have occurred.

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

On July 18, 2007, the Company and AMF Capital, Inc. (formerly known as Hansen Gray & Company, Inc) (“AMF”) entered into a Settlement Agreement and Release pursuant to which the Company and AMF resolved certain claims of AMF against the Company. Pursuant to the Settlement Agreement, the Company paid a Royalty Advance of $100,000 in cash to AMF and issued to AMF a warrant to purchase 1,000,000 shares of common stock of the Company at an exercise price of $0.88 per share, and AMF released the Company from any and all claims except for certain specified contractual rights as set forth in the Settlement Agreement. The Company has recorded a full valuation allowance resulting from these prepaid royalties.

CHL is an organization in which Dr. Jeong Hyun Lee (a former Director of the Company) holds an interest in. Hansen Gray is an entity in which Alan Miller (a former Director of the Company) holds an interest in.

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

Registration Rights

The Company entered into a registration rights agreement with the Preferred Series B share holders dated December 16, 2005. Under the terms of the Registration Rights Agreement, the Company was required to use its best efforts to file a Registration Statement covering the underlying Common Stock within six months after the Company's Registration Statement on Form SB-2 (SEC File No. 333-128856) was declared effective. The Company was required to maintain the effectiveness of the Initial Registration Statement through the first anniversary of the Closing Date and was to use its best efforts to maintain the effectiveness of the Initial Registration Statement through the second anniversary of the Closing Date. This agreement was amended on May 25, 2007 to reflect the subordination of rights under this agreement to the registration rights agreement entered into by the Company on May 25, 2007 as described below.

The Company entered into a registration rights agreement with the Convertible Debenture Holders dated May 25, 2007 (see Note 6). Under the terms of the Registration Rights Agreement, the Company is required to file a Registration Statement (the "Initial Registration Statement") covering the Common Stock (i) into which the Debentures are convertible and (ii) for which the Warrants and Placement Agent Warrants are exercisable (collectively, the “Registrable Securities”) within 30 days of a demand by Debenture Holders or within six (6) months after the Closing Date. If the Initial Registration Statement is not filed on or prior to its Filing Date, or in certain other circumstances, the Company shall pay to each Debenture Holder an amount in cash equal to 1.0% of the aggregate purchase price paid by such Debenture Holder pursuant to the Purchase Agreement for any unregistered securities then held by such Debenture Holder. The Company has fulfilled its requirements by filing the Registration Statement on Form SB-2 (SEC File No. 333-147564) which was declared effective on December 11, 2007.

Litigation

On October 19, 2007, the Company's former President, CEO, and Board of Director, filed a lawsuit in the Miami-Dade County Circuit Court claiming failure to pay bonses, severance, and other benefits in connection with his previously reported termination by the Company. The Company has filed a motion for Arbitration as provided by the employment contract with the Company. The Company believes the employee's claims are without merit and intends to defend the action vigorously. The settlement of this action is not expected to have a material impact on the Company's financial position.

Note 4 - Bond payable

The bond payable (Won 300 million) at December 31, 2007 and 2006, was issued to a third party in December 2002 and matures in December 2007. The bond carries no interest and has been discounted using a 7% interest rate.

The bond payable at December 31, 2007 and 2006 is:

	2007	2006
Face Amount	$322,582	$322,597
Less: Discount	(93,926)	(93,908)
Plus: Amortization of discount	93,926	73,616

Carrying value	$322,582	$302,305

Note 5 - Notes Payable

On February 20, 2007 and April 20, 2007, the Company issued Secured Convertible Promissory Notes (the “Notes”) in an aggregate principal amount of $1,000,000 and $150,000, respectively, to certain purchasers (the “Noteholders”) pursuant to the terms of Securities Purchase Agreements dated as of February 20, 2007 by and between the Company and the Noteholders. The Notes carry an annual interest rate of 10%, with all principal and accrued interest being due and payable on June 20, 2007; provided, however, that upon the terms and subject to the conditions of the Notes, all outstanding principal and interest on the Notes will automatically convert into securities of the Company issued pursuant to a Company financing meeting certain conditions (a “Qualified Financing”), if such Qualified Financing is effectuated on or prior to June 20, 2007. All principal and accrued interest on the Notes shall become payable prior to June 20, 2007 upon certain events of default relating to, among things, the bankruptcy or dissolution of the Company, the sale of substantially all of the Company’s assets and certain breaches by the Company of the terms and conditions of the Notes and related agreements. The obligations evidenced by the Notes were secured by a pledge of substantially all of the Company’s assets, including the capital stock of Celsia Technologies UK Limited and Celsia Technologies Korea, Inc. In connection with the issuance of the Notes, the Company’s former Chief Executive Officer and former Chief Financial Officer had agreed to transfer approximately 735,000 shares of Company common stock held by such executives to the Noteholders in the event that a Qualified Financing does not occur on or prior to June 20, 2007.

On May 25, 2007, the Company issued Convertible Debentures which met the conditions of a Qualified Financing. The Notes, totaling principal of $1,150,000, interest of $27,847, and a 10% premium on principal totaling $115,000, were automatically converted into the Convertible Notes (see Note 6). Upon completion of the transaction, the 735,000 shares of Company common stock pledged by the Company's former Chief Executive Officer and former Chief Financial Officer were returned to them.

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

The convertible debentures payable at December 31, 2007 is summarized as follows:

Face Amount	$8,492,847
Less: Discount	(5,062,256)
Plus: Amortization of discount	970,205

Carrying value	$4,400,796

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

As part of the debt financing, each holder of Series A & B Preferred Stock who certified their status as an accredited investor was issued 2.19 shares of Common Stock for each share of Preferred Stock held. The Company has recorded a financing expense of $6,060,564 representing the fair value of the 50,504,696 shares of Common Stock issued as an inducement to the Series A & B Preferred Shareholders to consent to the convertible debenture. As of December 31, 2007, 46,517,737 shares of Common Stock have been issued and the remaining 3,986,959 shares have been recorded as Common Stock subscribed. As part of the same consent, the Series A & B Preferred Shareholders agreed to modify the terms of the preferred stock to eliminate their seniority to the Debenture holders in regards to the sale or liquidation of the Company, forfeit any unpaid and undeclared dividends through May 24, 2007, lower the dividend rate on the Series A Preferred Stock to two percent per annum (2%) going forward, and eliminate certain additional rights of the preferred stock. In addition, the Series A & B Preferred Shareholders waived any future anti-dilution rights.

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

The Company triggered adjustments to the conversion price of the Debenture and the exercise price of the Warrants as a result of the Company's financial results for the period ending September 30, 2007, which became effective November 15, 2007. The Debenture Holders now have the right to convert the Debentures at any time into shares of Common Stock at a conversion price of $0.0625. The number of Warrants issued to the Debenture Holders and the Placement Agents increased to 147,105,556 and 10,240,000, respectively, and the exercise price was reduced to $0.072 per share.

The Company used the Black Scholes option-pricing model to value the adjusted warrants issued to the Debenture Holders and applied it to the principal amount to determine the convertible debt discount which totaled $5,062,256. The Company will amortize the discount over the life of the Debenture (36 months). During the year ended December 31, 2007, the Company amortized $970,205 of the debt discount into interest expense. As a result of the adjustment to the conversion price, the Company has recognized a beneficial conversion feature and has recorded a Financing Expense totaling $3,430,591 for the year ended December 31, 2007.

Note 7 - Stockholders' equity

Capital stock

At December 31, 2007, the Company had an authorized number of shares of 500,000,000 Common Shares and 100,000,000 of Preferred Shares, 30,000,000 of which has been designated as Preferred Series A Shares and 7,000,000 of which has been designated Preferred Series B Shares. The total issued and outstanding shares were 85,273,680 Common Shares, 22,320,598 Preferred Series A Shares, and 3,063,402 Preferred Series B Shares.

During the years ended December 31, 2007 and 2006, 740,907 and 560,030 shares of Preferred Series A were converted to Common Shares, respectively, at a rate of 1:1. On September 30, 2006, the Company issued 6,564,104 common shares (valued at $1,772,307) to Series A and Series B Preferred Shareholders as a 25% common stock dividend.

Share Exchange Agreement and Series A Offering

Effective as of July 11, 2005, the Company issued 20,995,239 shares of Series A Preferred Stock, together with warrants exercisable for a total of 6,441,895 shares of the Company's common stock at prices ranging from $0.88 - $1.32, to various parties in exchange for approximately $12.48 million in cash (at a cash price of $0.88 per share of Series A Preferred Stock) and the transfer of $4.6 million of previously issued promissory notes issued by various parties. (These transactions are collectively referred as the “Series A Offering").

In connection with the Series A Offering, the Company entered into a Registration Rights Agreement dated as of July 11, 2005 with the Company's shareholders, Series A Shareholders, and certain additional parties. Under the terms of the Registration Rights Agreement, if a registration statement is not filed within 60 days of July 11, 2005 or declared effective within 120 days of July 11, 2005 (each a "Non-registration Event"), then for each 30 day period during the pendancy of such a Non-Registration Event, the company is required to pay to the selling shareholders liquidated damages in an amount equal to one percent (1%) of the aggregated price such selling shareholders paid for the Company's series A Preferred stock (deemed to be $0.88 per share), which the company may pay in cash or additional shares of series A Preferred Stock (valued at $0.88 per share), at the company's option. The registration statement was filed on October 6, 2005 and was declared effective in April 2006. On August 10, 2006, the Company issued 970,550 Series A Preferred Shares valued at $902,611 to Preferred Series A Share Holders in settlement of the Non-Registration Events. This agreement was amended on May 25, 2007 to reflect the subordination of rights under this agreement to the registration rights agreement entered into by the Company on May 25, 2007 (see Note 3).

Terms of Series A Preferred

Subject and subordinate to the liquidation rights of the Company’s Secured Convertible Promissory Noteholders, the holders of the Series A Preferred shall be entitled to receive in preference to the holders of the Series B and Common Stock a per share amount equal to $0.88 plus any accrued, unpaid dividends, in the event of any sale or dissolution of the Company. The holders of the Series A Preferred have the right to convert the Series A Preferred at any time into shares of Common Stock at an initial conversion rate of 1:1, as defined. At the option of the Company, if certain criteria as defined in the agreement are met, the Series A Preferred can be converted into Common Stock.

Prior to May 25, 2007, the holders of Series A Preferred Stock were entitled to receive cumulative, compounding dividends at a rate of eight percent (8%) per annum as, when and if declared by the Board of Directors of the Company. The dividends may be paid in cash or shares of Series A Preferred Stock (valued at original issue price) at the sole discretion of the Company. Holders of Series A Preferred Stock also receive on an as-converted basis any distributions paid on the common stock. No dividends may be paid on common stock unless all unpaid cumulative dividends on the Series A Preferred Stock are paid. On August 10, 2006, the Company issued approximately 1,700,000 shares of Series A Preferred Stock as dividends to all holders of record on July 11, 2006, valued at approximately $1,500,000. As of May 25, 2007, the Series A Preferred Stock consented to waive any unpaid and undeclared dividends which resulted in the elimination of approximately $1,172,000 in accumulated, unpaid and undeclared dividends (see Note 6). In addition, the Series A Preferred Shareholders consented to lower the compounding dividend rate to two percent (2%) per annum. As of December 31, 2007, accumulated, undeclared dividends on the Series A Preferred Shares totaled approximately $241,000.

Terms of Series B Preferred

Subject and subordinate to the liquidation rights of the Company’s Secured Convertible Promissory Noteholders and Series A Preferred Stock, the holders of the Series B Preferred shall be entitled to receive in preference to the holders of the Common Stock a per share amount equal to $1.00, in the event of any sale or dissolution of the Company. The holders of the Series B Preferred have the right to convert the Series B Preferred at any time into shares of Common Stock at an initial conversion rate of 1:1, as defined. At the option of the Company, if certain criteria as defined in the agreement are met, the Series B Preferred can be converted into Common Stock. Holders of the Series B Preferred Stock receive on an as-converted basis any distributions paid on the Common Stock.

Stock Compensation

Through December 31, 2007, the Company has granted approximately 4.6 million of its common stock to employees and others, of which approximately 4.4 million common shares have vested. These shares issuances were valued between $0.07-0.50 based upon management's estimate of the fair value of the common stock on the date of issuance. These stocks grants have certain vesting provisions through May 2009. During the years ended December 31, 2007 and 2006, approximately 191,000 and 1.4 million shares, respectively, have vested and a charge to compensation expense of $47,421 and $228,851, respectively, was recorded. The remaining unvested shares valued at approximately $28,500 are being amortized over their respective vesting periods.

Employee Stock Options

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. For the years ended December 31, 2007 and 2006, the Company recognized stock-based compensation of $172,664 and $150,718, respectively. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating its forfeiture rate. Given the limited history of outstanding options, the Company has estimated a 0% forfeiture rate and has only recorded actual forfeitures as incurred.

Stock options issued under the Company’s Long-term Incentive Plans are granted with an exercise price equal or greater than the market price of the Company’s stock at the date of grant and expire ten years from the date of grant. These options generally vest over a two- or three-year period. During the years ended December 31, 2007 and 2006, the Company issued 14,210,000 and 774,604 options, respectively, to purchase common stock valued at $278,516 and $156,952, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. Given its limited trading history, the Company used volatility from companies in the same industry. The Company estimated the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments on common stock nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the year ended December 31, 2007 and 2006 using the Black-Scholes option-pricing model:

	2007	2006
Risk free interest rate	7.33-8.25%	7.53-8.25%
Expected Term (years)	5	5
Expected volatility	100.00%	100.00%
Dividend Yield	0.00%	0.00%

Information about all employee options outstanding is as follows:
For the years ended December 31,	2007		2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options Outstanding at beginning of period	3,176,015	$0.79	2,510,337	$0.88
Granted	14,210,000	$0.0625	774,604	$0.53
Cancelled	(1,268,515)	$0.81	(108,926)	$0.88
Options Outstanding at end of period	16,117,500	$0.15	3,176,015	$0.79

The weighted average remaining contractual life of options outstanding at December 31, 2007 was 10 years. A summary of employee options outstanding and employee options exercisable as of December 31, 2007 under the Company's plan is set forth below:

	Outstanding			Exercisable
		Weighted
		Average
Exercise	# of Options	Remaining	Weighted	# of Options	Weighted
		Contractual	Average		Average
Price	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$0.0625	14,210,000	10 years	$0.0625	2,064,171	$0.0625
$0.19	212,500	9 years	$0.19	156,940	$0.19
$0.50	125,000	8 years	$0.50	109,375	$0.50
$0.88	1,530,000	8 years	$0.88	1,363,333	$0.88
$1.00	40,000	8 years	$1.00	40,000	$1.00

The weighted average remaining contractual life of options outstanding at December 31, 2006 was 9 years. A summary of employee options outstanding and employee options exercisable as of December 31, 2006 under the Company's plan is set forth below:
	Outstanding			Exercisable
		Weighted
		Average
Exercise	# of Options	Remaining	Weighted	# of Options	Weighted
		Contractual	Average		Average
Price	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$0.19	375,890	10 years	$0.19	194,778	$0.19
$0.50	125,000	9 years	$0.50	46,875	$0.50
$0.88	2,401,411	9 years	$0.88	1,842,170	$0.88
$1.00	273,714	10 years	$1.00	85,994	$1.00

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

On September 11, 2006, the Company issued warrants to purchase 1,500,000 of Celsia common stock to a third party as part of a distribution agreement. As part of the same agreement, the Company received warrants to purchase 500,000 shares of the distributors common stock. The warrants vest 25% in December 2006, 25% in December 2007, and 50% contingent upon acheivement of volume thresholds. The agreement was executed with the intention that the value of each warrant to be materially similar in value. Management has estimated the fair market value of both issuances using the Black-Scholes Option pricing model and has valued the warrant issuance to them at approximately $220,000. The Company has recorded an expense totaling approximately $139,000 related to this issuance as of December 31, 2007. No value was assigned to the warrants received by the Company.

On May 25, 2007, the Company issued warrants to purchase 70,752,778 shares of Celsia common stock to the Debenture Holders (see Note 6). The Company valued the warrants to determine the discount on the debenture. In addition, the Company become obligated to issue warrants to purchase 5,120,000 shares of Celsia common stock to the Placement Agents and recorded $355,328 as deferred charges.

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

The Company triggered adjustments to the exercise price of the Debenture Warrants as a result of the Company's financial results for the period ending September 30, 2007, which became effective on November 15, 2007. The number of Warrants issued to the Debenture Holders and the Placement Agents increased to 147,105,556 and 10,240,000, respectively, and the exercise price was reduced to $0.072 per share. The Company recorded a deferred charge of $521,216 for the additional warrants issued to the placement agent.

During the year ended December 31, 2007, the Company issued warrants to purchase 1,300,000 shares of common stock to a consultant and recorded $59,410 as a consulting expense. During the year ended December 31, 2007, the Company issued 1,440,000 shares of common stock and warrants to purchase 720,000 in satisfaction of a $90,000 outstanding liability.

A summary of the issued and outstanding warrants are as follows:

Old	Old	Anti-Dilution	Anti-Dilution
Exercise	# of Warrants	Exercise	# of Warrants	# of Warrants	Expiration
Price	Outstanding	Price	Outstanding	Exercisable	Date

$0.072	720,000	n/a	n/a	720,000	December 2012
$0.11	1,300,000	n/a	n/a	1,300,000	December 2012
$0.144	78,672,778	$0.072	157,345,556	157,345,556	May 2012
$0.32	1,500,000	n/a	n/a	750,000	September 2011
$0.88	1,000,000	n/a	n/a	1,000,000	July 2012
$0.88	681,018	$0.144	681,018	681,018	July 2009
$0.88	1,186,820	$0.36	2,862,308	2,862,308	July 2010
$1.09	1,097,142	$0.36	2,646,027	2,646,027	July 2010
$1.10	2,759,357	$0.45	6,789,387	6,789,387	July 2010
$1.32	2,759,357	$0.53	6,882,126	6,882,126	July 2010
$1.50	772,190	$0.60	1,941,836	1,941,836	December 2010
$3.00	765,850	$1.16	1,986,069	1,986,069	December 2010

Warrants to Purchase Preferred Stock

During 2005, the Company issued various warrants to placement agents in connection with the Series A and B Offerings. A summary of these warrants are as follows:
Old	Old	New	New
Exercise	# of Warrants	Exercise	# of Warrants	# of Warrants	Expiration
Price	Outstanding	Price	Outstanding	Exercisable	Date

$0.88	1,364,528	$0.144	1,364,528	1,364,528	July 2010
$1.50	210,000	$0.144	210,000	210,000	December 2010

Note 8 - Subsequent Event

On January 1, 2008, the Company elected to accrete the initial interest payment due under the 8% Secured Convertible Debenture pursuant to the terms of the Debenture. The interest due that was rolled into the convertible debenture balance was approximately $405,000.

EXHIBIT INDEX

Exhibit No.	Description

2.1*	Share Exchange Agreement dated July 8, 2005, by and among Cedar Mountain Distributors, Inc. and the shareholders of iCurie Lab Holdings Limited.

2.2*	Form of Subscription Agreement entered into between Celsia and cash purchasers of Series A Preferred Stock.

2.3*	Preferred Stock Purchase Agreement dated July 11, 2005, by and among Celsia and purchasers of Series A Preferred Stock exchanging promissory notes therefor.

2.4*	Share Transfer Agreement dated August 26, 2005, by and between iCurie Lab Holdings Limited and Mr. Won Gyu Moon.

2.5**	Form of Subscription Agreement entered into between Celsia and purchasers of Series B Preferred Stock.

3(i).1	Amended and Restated Articles of Incorporation of Celsia (incorporated by reference to Exhibit 3(i).1 to Celsia’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005).

3(i).2**	Certificate of Designation to Amended and Restated Articles of Incorporation of Celsia Technologies, Inc.

3(i).3***	Amendment to Amended and Restated Articles of Incorporation of Celsia Technologies, Inc.

3(ii).1	Amended and Restated Bylaws of Celsia (Incorporated by reference to Exhibit 3(ii).1 to Celsia’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2005).

4.1*	Form of Warrant issued to Placement Agents (for common stock, Series A Preferred Stock and Series B Preferred Stock).

4.2*	Form of $0.88 Warrants issued to purchasers of Series A Preferred Stock.

4.3*	Form of $1.10 and $1.32 Warrants issued to purchasers of Series A Preferred Stock and $1.50 and $3.00 Warrants issued to purchasers of Series B Preferred Stock.

4.4*	Warrant dated July 11, 2005 between Celsia and Dr. Jeong Hyun Lee, Ph.D.

4.5*+	Celsia 2005 Stock Incentive Plan.

4.6*+	Form of Option Grant under Celsia 2005 Stock Incentive Plan.

4.7*+	Form of Restricted Stock Grant under Celsia 2005 Stock Option Incentive Plan.

10.1*	Registration Rights Agreement dated July 11, 2005 by and between Celsia and certain holders of Celsia securities.

10.2*	Placement Agent Agreement dated March 17, 2005 by and among Axiom Capital Management Inc., Indigo Securities, LLC, and iCurie Lab Holdings Limited (the “Placement Agent Agreement”).

10.3*	Extension of Placement Agent Agreement dated May 20, 2005 by and among the parties to the Placement Agent Agreement.

10.4*	Lock-Up and Leak-Out Agreement dated July 11, 2005 by and among Celsia, Hakan Wretsell, Michael Karpheden, and Dr. Jeong Hyun Lee, Ph.D.

10.5*+	Employment Agreement dated July 11, 2005 by and between iCurie Lab Holdings Limited and Hakan Wretsell.

10.6*+	Employment Agreement dated July 11, 2005 by and between iCurie Lab Holdings Limited and Michael Karpheden.

10.7*+	Employment Agreement dated July 11, 2005 by and among iCurie Lab Holdings Limited, iCurie Lab, Inc. and Dr. Jeong Hyun Lee, Ph.D.

10.8*	Revenue Share Agreement dated May 18, 2005 by and among iCurie Lab Holdings Limited, Hansen Gray & Company, Inc. and CHL Investment Partnership.

10.9*	Securities Purchase Agreement dated July 11, 2005 by and between Celsia and Hansen Gray & Company, Inc.

10.10*	Note Cancellation Agreement dated July 11, 2005 by and between Celsia and Dr. Jeong Hyun Lee, Ph.D.

10.11*	Indemnification Agreement dated July 11, 2005 by and between Celsia and Dr. Jeong Hyun Lee, Ph.D.

10.12**	Registration Rights Agreement dated December 16, 2005 by and among Celsia, holders of Series B Preferred Stock and certain other parties.

10.13**	Patent License and Sales Exclusivity Agreement dated November 9, 2005 by and between iCurie Lab Holdings, Ltd. and Asia Vital Components Co., Ltd.

10.14***+	Agreement dated August 18, 2006 by and among Celsia Technologies Korea, Inc., Celsia Technologies UK Limited, iCurie, Inc. and Dr. Jeong Hyun Lee, Ph.D.

14**	Code of Ethics.

21	Subsidiaries of Celsia Technologies, Inc.

24	Power of Attorney (included on signature page).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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