Form 10-Q
period 2008-03-21
Celsia Technologies, Inc.
filed 2008-05-13
CIK 1144255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 333-64840

CELSIA TECHNOLOGIES INC.
(Exact Name of Registrant as Specified in Its Charter)

Nevada	91-2015441
(State or Other Jurisdiction of	(IRS Employer
Incorporation or Organization)	Identification No.)

1395 Brickell Avenue, Suite 800, Miami Florida	33131
(Address of Principal Executive Offices)	(Zip Code)

(305) 529-6290
(Registrant’s Telephone Number, Including Area Code)

None
(Former Name, Former Address and Former Fiscal year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 13, 2008
Common Stock, $.01 par value per share	85,565,713 shares

-i-

PART I
FINANCIAL INFORMATION

Item 1.	Financial Statements.

Celsia Technologies, Inc. and Subsidiaries
Consolidated Balance Sheet
(US Dollars)

	March 31, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$2,387,729	$3,046,624
Receivable	407,324	298,799
Inventory	92,769	74,465
Prepaid expenses	63,893	45,661
Other	19,075	31,785
Total current assets	2,970,790	3,497,334

Guarantee deposits	25,132	26,157
Advance payments	145,979	154,287

Furniture and equipment, net (note 1)	671,420	639,947
Deferred Charges (note 1)	1,544,034	1,721,630
Royalty Advance (note 3)	-	-
Intangible Assets, net (note 3)	89,934	85,049

Total assets	$5,447,289	$6,124,404

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities
Accounts payable	$531,244	$282,055
Bond Payable (note 4)	303,475	322,582
Accrued expenses
Payroll and Related	666,917	652,917
Other	464,173	576,917
Other	24,667	26,545
Total current liabilities	1,990,476	1,861,016

Convertible Debenture, net of $3,668,736 as of March 31, 2008 and $4,092,051 as of December 31, 2007 unamortized discount (note 6)	5,229,047	4,400,796
Accrual for Employee Retirement Benefits (note 3)	94,030	86,683

Total liabilities	7,313,553	6,348,495

Stockholders’ Equity (Deficit) (note 6 & 7)
Preferred Stock, Series A; $.001 par value; 30,000,000 shares authorized; 22,032,963 as of March 31, 2008 and 22,320,598 as of December 31, 2007 issued and outstanding	22,033	22,321
Preferred Stock, Series B; $.001 par value; 7,000,000 shares authorized; 3,063,402 as of March 31, 2008 and December 31, 2007 issued and outstanding	3,063	3,063
Common stock; $.001 par value; 500,000,000 shares authorized; 85,565,713 as of March 31, 2008 and 85,273,680 as of December 31, 2007 issued and outstanding	85,566	85,273
Common stock subscribed	6,158	6,158
Additional paid-in-capital	40,085,518	40,032,066
Other comprehensive loss	(96,997)	(80,478)
Accumulated (deficit)	(41,971,605)	(40,292,494)
Total stockholders’ equity (deficit)	(1,866,264)	(224,091)

Total liabilities and stockholders’ equity (deficit)	$5,447,289	$6,124,404

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(US Dollars)

	Three Months Ended March 31,
	2008	2007

Revenue	$305,688	$99,323

Costs and expenses
Cost of Sales	294,725	166,538
Selling and Administrative expenses	740,555	956,962
Depreciation	16,969	43,474
Amortization of deferred financing cost (note 1)	193,300	5,053
Miscellaneous (income) expense	11,712	663
Total costs and expenses	1,257,261	1,172,690

Operating (loss)	(951,573)	(1,073,367)

Other income (expenses)

Financing Expense (note 6)	(177,956)	-
Interest and other income	83,539	(27,300)
Interest expense (notes 5 and 6)	(633,121)	(16,056)

Total other income (expenses)	(727,538)	(43,356)

Net (loss)	$(1,679,111)	$(1,116,723)

Dividend on Series A Preferred Stock (note 7)	$(97,942)	$(400,322)

Net Loss Attributable to Common Shareholders	$(1,777,053)	$(1,517,045)

Net Loss per Share:
Basic and Diluted	$(0.02)	$(0.04)

Weighted Average Shares Outstanding	85,376,373	36,382,907

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(US Dollars)

	March 31,
	2008	2007
Cash flows from operating activities:
Net (loss)	$(1,679,111)	$(1,116,723)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	16,969	43,474
Amortization of Deferred Charges	193,300	5,053
Amortization of Debt Discount	423,316	-
Financing Expense	404,936	-
Stock Based Compensation	53,456	93,441
Changes to certain other accounts:
Receivable	(108,525)	(53,151)
Inventory	(18,304)	3,632
Advance payments	8,308	10,128
Prepaid expenses	(18,232)	17,146
Accounts payable	249,189	36,422
Accrued expenses	(98,744)	79,822
Accrual for Employee Retirement Benefits	7,347	(30,097)
Other	(45,383)	52,756
Net cash (used) by operating activities	(611,478)	(858,097)

Cash flows from investing activities:
Deposits	1,025	1,542
Purchase of furniture and equipment	(48,442)	(22,865)
Net cash (used) by investing activities	(47,417)	(21,323)

Cash flows from financing activities:
Deferred Finance Charge	-	(192,026)
Long-term borrowings		1,000,000
Net cash (used) provided by financing activities	-	807,974

Net (decrease) increase in cash and cash equivalents	(658,895)	(71,446)

Cash and cash equivalents - beginning of period	$3,046,624	$295,400

Cash and cash equivalents - end of period	$2,387,729	$223,954

Supplemental cash flow disclosure
Noncash financing activity

During 2008 and 2007 the Company recorded stock compensation arrangements for certain employees and directors	$53,456	$93,441

During 2008 Preferred Shares were converted into Common Shares	$288	$-

See notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
March 31, 2008

Note 1 - Summary of significant accounting policies

Organization

Celsia Technologies, Inc. (the "Company" or "Celsia"), a US Corporation incorporated in Nevada, is formerly known as iCurie, Inc. Celsia’s operations consist of research, development, and commercialization of next-generation cooling solutions. The Company was founded in 2000 to address the emerging heat problem that now threatens the development of higher-performing microelectronic products. Celsia is taking this innovative thermal management technology from the laboratory to high volume manufacturing, and operating as both a licensor of the technology and a vertically integrated provider of customized applications.

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

Celsia Technologies, Inc.’s subsidiaries consist of (i) Celsia Technologies UK Limited ("UK Subsidiary"), a United Kingdom Company formerly known as iCurie Lab Holdings Limited, (ii) Celsia Technologies Korea, Inc. ("Korea Subsidiary"), a Korean Company formerly known as iCurie Lab, Inc, and (iii) Celsia Technologies Taiwan, Inc. ("Taiwan Subsidiary"). In consolidation, all significant intercompany balances and transactions have been eliminated.

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

Significant estimates required to be made by management include the valuation of equity securities issued, registration rights, intangible assets, and accouting for convertible debentures.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company and its Subsidiaries have recently commenced limited revenue producing operations and have sustained accumulated losses approximately $42.0 and $40.3 million as of March 31, 2008 and December 31, 2007, respectively. The Company and its Subsidiaries have funded operations through equity and debt financing since inception. All these factors raise substantial doubt over the Company’s ability to continue as a going concern.

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

Investment

The UK Subsidiary owns 527,000 shares of an entity formerly affiliated through common management. These shares have been fully reserved and carry a book value of $0 as of March 31, 2008 and December 31, 2007.

Revenue recognition

The Company’s policy is to record revenue as earned when the following attributes are met.

-	Persuasive evidence of a sale arrangement exists.
-	Delivery has occurred to the customers.
-	The sales price to the customer is fixed or determinable.
-	Collection is reasonably assured.

The Company recognized revenues of $305,688 and $99,323 for the three months ended March 31, 2008 and 2007, respectively, from customer orders for test samples and commercial deliveries.

Deferred costs

In connection with obtaining debt financing as described in Note 6, the Company incurred legal and other related fees. Deferred financing costs incurred in connection with long-term financing amounted to $2,131,150 and are being amortized on a straight-line basis over the stated term of the loan. Amortization expense for the three months ended March 31, 2008 and March 31, 2007 amounted to $193,300 and $5,053, respectively.

Furniture and equipment

Furniture and equipment are summarized as follows:

	March 31, 2008	December 31, 2007
Vehicles	$52,471	$73,331
Machinery	632,306	596,505
Furniture and fixtures	415,434	429,148
	1,100,211	1,098,984
Accumulated depreciation	(428,791)	(459,037)
	$671,420	$639,947

Furniture and equipment are stated at cost. Major renewals and betterments, which prolong the useful life or enhance the value of assets, are capitalized. Depreciation is computed using the straight-line method over the estimated life of five years for machinery and equipment, furniture and fixtures, and vehicles. Depreciation expense for the three months ended March 31, 2008 and 2007 amounted to $16,969 and $43,474, respectively.

Net Loss per Share

Basic Loss per share is computed by dividing net loss attributable to common shareholders for the period by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted average number of shares plus the dilutive effect of convertible debt and preferred shares and outstanding options and warrants. Approximately 22 million and 3 million shares to be issued upon conversion of Series A and Series B, respectively, Preferred Shares were excluded from the calculation of diluted earnings per share for the period ended March 31, 2008 and 2007, respectively, because they were anti-dilutive. Approximately 136 million shares to be issued upon conversion of the convertible debentures were excluded from the calculation of diluted earnings per share as of March 31, 2008 because they were anti-dilutive.

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

Research and development costs

Research and development costs are expensed as incurred and amounted to $35,024 and $87,566 for the three months ended March 31, 2008 and 2007, respectively.

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

The Company follows Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 requires a Company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) includes the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation gains (losses) for the three months ended March 31, 2008 and 2007 amounted to ($16,519) and $37,258, respectively. Accordingly, comprehensive loss for the three months ended March 31, 2008 and 2007 amounted to $1,695,630 and $1,079,465, respectively.

Fair value of financial instruments

The Company’s cash, receivables, accounts payable, short-term debt, bonds payable, and the face amount of its convertible debentures represent financial instruments whose carrying amounts reasonably approximate their fair value.

Recent accounting pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109" ("FIN 48"), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement . SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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

The Company currently operates in the United States, while its Subsidiaries operate in the United Kingdom South Korea, and Taiwan. Operating loss carryforwards in the United States approximated $6,800,000 at December 31, 2007, and can be carried forward for 20 years, expiring in the years 2025-2027. Operating loss carryforwards in the United Kingdom approximated $5,000,000 at December 31, 2007, and can be carried forward indefinitely, provided the Company (i) doesn’t cease operations and (ii) doesn’t change its business nature, while operating loss carryforwards in South Korea approximated $6,300,000 at December 31, 2007, and expire in the years 2008-2012. At December 31, 2007, the Company has a deferred tax asset of approximately $5,600,000 and has recorded a full valuation allowance against the deferred tax asset resulting from these tax loss carry-forwards.

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

Accrual for Employment Retirement Benefits

The Company has recorded a liability of $94,030 and $86,683 as of March 31, 2008 and December 31, 2007, respectively, for employment retirement benefits. The Company believes that this liability will not be paid within the current year, and it has therefore been recorded as a long term liability.

Royalty Agreement

On May 18, 2005, the UK Subsidiary entered into a Royalty Agreement with CHL Investment Partnership ("CHL") and Hansen Gray & Company, Inc. ("Hansen Gray"). The terms of the agreement call for a payment of 1.14% and 0.86% of revenue to CHL and Hansen Gray, respectively, once the UK Subsidiary’s revenue exceeds $25 million. The agreement is terminated once the aggregate payment to CHL and Hansen Gray totals $50 million. During 2005, the Company paid a Royalty Advance to Hansen Gray totaling $500,000.

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

Registration Rights

The Company entered into a registration rights agreement with the Preferred Series B share holders dated December 16, 2005. Under the terms of the Registration Rights Agreement, the Company was required to use its best efforts to file a Registration Statement covering the underlying Common Stock within six months after the Company’s Registration Statement on Form SB-2 (SEC File No. 333-128856) was declared effective. The Company was required to maintain the effectiveness of the Initial Registration Statement through the first anniversary of the Closing Date and was to use its best efforts to maintain the effectiveness of the Initial Registration Statement through the second anniversary of the Closing Date. This agreement was amended on May 25, 2007 to reflect the subordination of rights under this agreement to the registration rights agreement entered into by the Company on May 25, 2007 as described below.

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

Litigation

On October 19, 2007, the Company’s former President, CEO, and Board of Director, filed a lawsuit in the Miami-Dade County Circuit Court claiming failure to pay bonses, severance, and other benefits in connection with his previously reported termination by the Company. The Company has filed a motion to Compel Arbitration and Stay Proceedings as provided by the employment contract with the Company. On April 16, 2008, the court granted the Company’s motion and ordered (i) that the Plaintiff commence arbitration in accordance with the terms of the employment agreement within six (6) months of the date of the order and (ii) all proceedings are stayed until the conclusion of the arbitration proceedings.  Pursuant to the court order, if arbitration is not timely commenced the action will be dismissed. The Company believes the employee’s claims are without merit and intends to defend the action vigorously. The settlement of this action is not expected to have a material impact on the Company’s financial position.

Note 4 - Bond payable

The bond payable (Won 300 million) at March 31, 2008 and December 31, 2007, was issued to a third party in December 2002 and matures in December 2007. The bond carries no interest and has been discounted using a 7% interest rate. The bond payable is summarized as follows:

	March 31, 2008	December 31, 2007
Face Amount	$303,475	$322,582
Less: Discount	(93,926)	(93,926)
Plus: Amortization of discount	93,926	93,926

Carrying value	$303,475	$322,582

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

On May 25, 2007, the Company issued Convertible Debentures which met the conditions of a Qualified Financing. The Notes, totaling principal of $1,150,000, interest of $27,847, and a 10% premium on principal totaling $115,000, were automatically converted into the Convertible Notes (see Note 6). Upon completion of the transaction, the 735,000 shares of Company common stock pledged by the Company’s former Chief Executive Officer and former Chief Financial Officer were returned to them.

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

On January 1, 2008, the Company elected to acrete to, and increase, the outstanding principal amount due under the Debenture by $404,936 pursuant to the terms of the Debenture.

The convertible debentures payable is summarized as follows:

	March 31, 2008	December 31, 2007
Face Amount	$8,897,783	$8,492,847
Less: Discount	(5,062,256)	(5,062,256)
Plus: Amortization of discount	1,393,520	970,205

Carrying value	$5,229,047	$4,400,796

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

Upon issuing the Debentures, the Company triggered certain anti-dilution provisions in the Company’s warrants which lowered the conversion price and increased the number of shares the warrant is convertible for. The Company used the Black-Scholes option-pricing model to determine the fair market value of the adjusted warrants and recorded a deemed dividend of $652,318 (see note 7).

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

The Company triggered adjustments to the conversion price of the Debenture and the exercise price of the Warrants as a result of the Company’s financial results for the period ending September 30, 2007, which became effective November 15, 2007. The Debenture Holders now have the right to convert the Debentures at any time into shares of Common Stock at a conversion price of $0.0625. The number of Warrants issued to the Debenture Holders and the Placement Agents increased to 147,105,556 and 10,240,000, respectively, and the exercise price was reduced to $0.072 per share.

The Company used the Black Scholes option-pricing model to value the adjusted warrants issued to the Debenture Holders and applied it to the principal amount to determine the convertible debt discount which totaled $5,062,256. The Company will amortize the discount over the life of the Debenture (36 months). During the three months ended March 31, 2008, the Company amortized $423,316 of the debt discount into interest expense. As a result of the adjustment to the conversion price, the Company has recognized a beneficial conversion feature and recorded a Financing Expense totaling $3,430,591 during the year ended December 31, 2007.

On March 26, 2008, the Company obtained consent from more than 70% of the Debenture Holders to modify the terms of the Debentures to provide that, in lieu of making the interest payments due thereunder in cash or in shares of common stock of the Company on the interest payment due dates, the interest payments shall accrue and be paid in full in cash on May 25, 2010, the Debenture maturity date.  As an incentive to provide the consent, the Company shall distribute to the Debenture Holders a one time distribution equal to the value of 2% of the outstanding principal amount due under the Debentures as of March 31, 2008 totaling approximately $178,000, which will be paid in cash on the maturity date.   Each Debenture Holder shall have the right, in its sole discretion, to convert any accrued but unpaid interest on the principal amount due under the Debentures into shares of common stock of the Company at the applicable Interest Conversion Rate at any time prior to the maturity date.

Note 7 - Stockholders’ equity

Capital stock

At March 31, 2008 and December 31, 2007, the Company had an authorized number of shares of 500,000,000 Common Shares and 100,000,000 of Preferred Shares, 30,000,000 of which has been designated as Preferred Series A Shares and 7,000,000 of which has been designated Preferred Series B Shares. As of March 31, 2008, the total issued and outstanding shares were 85,565,713 Common Shares, 22,032,963 Preferred Series A Shares, and 3,063,402 Preferred Series B Shares. As of December 31, 2007, the total issued and outstanding shares were 85,273,680 Common Shares, 22,320,598 Preferred Series A Shares, and 3,063,402 Preferred Series B Shares.

During the years ended December 31, 2007, 740,907 shares of Preferred Series A were converted to Common Shares, respectively, at a rate of 1:1. During the three months ended March 31, 2008, 287,635 shares of Preferred Series A were converted to Common Shares, respectively, at a rate of 1:1.

Share Exchange Agreement and Series A Offering

Effective as of July 11, 2005, the Company issued 20,995,239 shares of Series A Preferred Stock, together with warrants exercisable for a total of 6,441,895 shares of the Company’s common stock at prices ranging from $0.88 - $1.32, to various parties in exchange for approximately $12.48 million in cash (at a cash price of $0.88 per share of Series A Preferred Stock) and the transfer of $4.6 million of previously issued promissory notes issued by various parties. (These transactions are collectively referred as the “Series A Offering").

In connection with the Series A Offering, the Company entered into a Registration Rights Agreement dated as of July 11, 2005 with the Company’s shareholders, Series A Shareholders, and certain additional parties. Under the terms of the Registration Rights Agreement, if a registration statement is not filed within 60 days of July 11, 2005 or declared effective within 120 days of July 11, 2005 (each a "Non-registration Event"), then for each 30 day period during the pendancy of such a Non-Registration Event, the company is required to pay to the selling shareholders liquidated damages in an amount equal to one percent (1%) of the aggregated price such selling shareholders paid for the Company’s series A Preferred stock (deemed to be $0.88 per share), which the company may pay in cash or additional shares of series A Preferred Stock (valued at $0.88 per share), at the company’s option. The registration statement was filed on October 6, 2005 and was declared effective in April 2006. On August 10, 2006, the Company issued 970,550 Series A Preferred Shares valued at $902,611 to Preferred Series A Share Holders in settlement of the Non-Registration Events. This agreement was amended on May 25, 2007 to reflect the subordination of rights under this agreement to the registration rights agreement entered into by the Company on May 25, 2007 (see Note 3).

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

Prior to May 25, 2007, the holders of Series A Preferred Stock were entitled to receive cumulative, compounding dividends at a rate of eight percent (8%) per annum as, when and if declared by the Board of Directors of the Company. The dividends may be paid in cash or shares of Series A Preferred Stock (valued at original issue price) at the sole discretion of the Company. Holders of Series A Preferred Stock also receive on an as-converted basis any distributions paid on the common stock. No dividends may be paid on common stock unless all unpaid cumulative dividends on the Series A Preferred Stock are paid. On August 10, 2006, the Company issued approximately 1,700,000 shares of Series A Preferred Stock as dividends to all holders of record on July 11, 2006, valued at approximately $1,500,000. As of May 25, 2007, the Series A Preferred Stock consented to waive any unpaid and undeclared dividends which resulted in the elimination of approximately $1,172,000 in accumulated, unpaid and undeclared dividends (see Note 6). In addition, the Series A Preferred Shareholders consented to lower the compounding dividend rate to two percent (2%) per annum. As of March 31, 2007, accumulated, undeclared dividends on the Series A Preferred Shares totaled approximately $339,400.

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

Stock Compensation

Through March 31, 2008 and 2007, the Company has granted approximately 4.6 and 6.6 million, respectively, of its common stock to employees and others, of which approximately 4.4 and 4.3 million, respectively, common shares have vested. These shares issuances were valued between $0.07-0.50 based upon management’s estimate of the fair value of the common stock on the date of issuance. These stocks grants have certain vesting provisions through May 2009. For the three months ended March 31, 2008 and 2007, approximately 0 and 78,000 shares, respectively, vested and a charge to compensation expense of $4,750 and $51,838, respectively, was recorded. The remaining unvested shares valued at approximately $23,750 are being amortized over their respective vesting periods.

Employee Stock Options

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. For the three months ended March 31, 2008 and 2007, the Company recognized stock-based compensation of $51,882 and $41,603, respectively. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating its forfeiture rate. Given the limited history of outstanding options, the Company has estimated a 0% forfeiture rate and has only recorded actual forfeitures as incurred.

Stock options issued under the Company’s Long-term Incentive Plans are granted with an exercise price equal or greater than the market price of the Company’s stock at the date of grant and expire ten years from the date of grant. These options generally vest over a two- or three-year period. During the three months ended March 31, 2008 and 2007, the Company issued 0 options to purchase common stock.

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

2007
Risk free interest rate	7.33-8.25%
Expected Term (years)	5
Expected volatility	100.00%
Dividend Yield	0.00%

Information about all employee options outstanding is as follows:

For the three months ended March 31,	2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Options Outstanding at beginning of period	16,117,500	$0.15	3,176,015	$0.79
Granted	0	$-	0	$-
Cancelled	0	$-	(104,000)	$0.88
Options Outstanding at end of period	16,117,500	$0.15	3,072,015	$0.79

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

The Company triggered adjustments to the exercise price of the Debenture Warrants as a result of the Company’s financial results for the period ending September 30, 2007, which became effective on November 15, 2007. The number of Warrants issued to the Debenture Holders and the Placement Agents increased to 147,105,556 and 10,240,000, respectively, and the exercise price was reduced to $0.072 per share. The Company recorded a deferred charge of $521,216 for the additional warrants issued to the placement agent.

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

Warrants to Purchase Preferred Stock

During 2005, the Company issued various warrants to placement agents in connection with the Series A and B Offerings. A summary of these warrants are as follows:

Old Exercise Price	Old # of Warrants Outstanding	New Exercise Price	New # of Warrants Outstanding	# of Warrants Exercisable	Expiration Date
$0.88	1,364,528	$0.144	1,364,528	1,364,528	July 2010
$1.50	210,000	$0.144	210,000	210,000	December 2010

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Forward-Looking Statements

Certain of the matters discussed in this report, including, without limitation, matters discussed under this Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” may constitute forward-looking statements (as such term is defined in the Private Securities Litigation Reform Act of 1995) and are subject to the occurrence of certain contingencies which may not occur in the time frames anticipated or otherwise, and, as a result, could cause actual results to differ materially from such statements. In some cases, you can identify forward-looking statements when used in this Form 10-Q or other filings by the Company with the Securities and Exchange Commission, in our press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized Company officer by terminology such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of such terms and other comparable terminology.

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

Overview

Celsia’s business strategy is to become a leader in developing and commercializing next-generation cooling solutions which are focused on the computer, flat panel display, LED-lighting, and communications industries. We develop, manufacture, market, sell and/or license our patented thermal management products and technology. We believe that our products absorb, transport and dissipate heat more efficiently than current heat-pipe/heat-sink cooling solutions. Our unique cooling device uses patented combinations of liquid and vapor layers to manage liquid and vapor at very high speeds through micro-channels within the assemblies.

We develop and commercialize technology and have succeeded in achieving several design wins at key OEMs. We engage with key OEM’s who are finding our technology an attractive solution to their thermal management problems. We believe that we provide better performance than competing technologies at a competitive price. This allows the OEM’s to either offer higher performance or to run their systems cooler. We expect design wins in all of our key target markets, LED’s, Graphics Chips, high end CPUs, communications equipment and memory applications.

We expect our product development, and project management activities to continue to be driven by commercial opportunities and undertaken as a result of potential customers requesting test units. The test orders that we receive from potential customers are fulfilled either by (1) modification of already commercialized products or (2) new solutions designed together with the potential customer. The majority of our R&D resources are dedicated to customer projects and for the design of products with commercial opportunities.

In December 2007, we relocated our engineering and pilot line facilities from Korea to Taiwan. Our Korean staff and facilities were downsized to a sales and administrative support function only. The net result is a more responsive unit in Taiwan at lower costs. Any capital expenditures over the next twelve months will be focused on complementing this new Taiwan pilot plant with specific volume related equipment and on specific research and development related test equipment. All investments will be driven by commercialization opportunities, customer driven projects, and/or commercial volumes.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The Company has produced revenues of $305,688 for the three months ended March 31, 2008 compared to $99,323 for the three months ended March 31, 2007. The revenues are a result of customers paying for test samples and commercial deliveries. Cost of sales for the three months ended March 31, 2008 were $294,725 compared to $166,538 for the same period last year. This is attributable to increased production activity originating from an increasing demand for our products.

We are currently operating with strict cost controls in order to manage our commercialization process. A majority of our expenses for the three months ended March 31, 2008 and 2007 were from selling and administrative expenses. The selling and administrative expenses for the three months ended March 31, 2008 were $740,555 compared to $956,962 for the same period last year. The main costs are personnel costs, professional fees, and travel expenses. The decrease in expenses is due to a company wide initiative to reduce expenses and personnel.

Liquidity and Capital Resources

Our main source of liquidity and funding for our operations has historically been from monies raised from various financings. During fiscal 2007, we raised an aggregate amount of $8,000,000 in cash through the issuance of the Debentures in May 2007, which was later increased by $350,000 in August 2007. At March 31, 2008, our operational cash outflow was approximately $300,000 per month. Our main use of cash relates to product development driven by customer projects and general and administrative expenses.

On May 25, 2007, the Company obtained additional funds through the issuance of its Debentures in the aggregate amount of $8,142,847, of which $6,850,000 was paid in cash and the remainder through the surrender of previously outstanding promissory notes of the Company. On August 17, 2007, we issued an additional Debenture in the principal amount of $350,000 on the same terms as the Company’s debentures issued on May 25, 2007. Both issuances were accompanied by warrants to purchase the Company’s common stock. The Debentures mature and become are due on May 25, 2010.

In connection with the debenture financing, we incurred legal, due diligence, and placement agent fees of approximately $2,131,000. We have recorded these expenses as deferred charges and these expenses will be amortized over the length of the loan period. We have recorded amortization of deferred financing costs of approximately $193,000 for the three months ended March 31, 2008.  Additionally, we recorded an interest expense of approximately $633,000 for the three months ended March 31, 2008. Approximately $423,000 in interest expense results from amortization of a debt discount recorded based upon the fair value of the warrants issued to the debenture holders and has no cash impact on us. The remaining $210,000 pertains to the debenture financing.

On March 26, 2008, the Company obtained consent from more than 70% of the Debenture Holders to modify the terms of the Debentures to provide that, in lieu of making the interest payments due thereunder in cash or in shares of common stock of the Company on the interest payment due dates, the interest payments shall accrue and be paid in full in cash on May 25, 2010, the Debenture maturity date. As an incentive to provide the consent, the Company shall distribute to the Debenture Holders a one time distribution equal to the value of 2% of the outstanding principal amount due under the Debentures as of March 31, 2008 totaling approximately $178,000, which will be paid in cash on the maturity date. Each Debenture Holder shall have the right, in its sole discretion, to convert any accrued but unpaid interest on the principal amount due under the Debentures into shares of common stock of the Company at the applicable Interest Conversion Rate at any time prior to the maturity date.

Based on our current operating plan, we anticipate using our cash mainly to continue commercialization efforts and to expand the distribution network for our technology solutions. The main cash uses will be for sales and marketing, general and administrative, and research and development expenses. Investments will be focused on product development and manufacturing. All investments will be driven by commercialization opportunities. The total cash need for the next twelve months is estimated to be approximately $2.7 million, starting at April 1, 2008. The main portion of the cash need is for sales activities, operating expenses, cost of sales, and a smaller portion is for investments in manufacturing and R&D. We expect to fund these activities through the cash received from the debenture financing and cash generated from operations. We currently believe that our cash balances and anticipated cash flows from operations will be sufficient to meet our normal operating needs through December 2008. We have a $322,582 note payable to a strategic partner that matured in 2007. As of the date of this filing, no payment demand has been received.

The ratio between current assets and current liabilities at March 31, 2008 was approximately 1.49.

Our future liquidity and capital resource requirements will depend on many factors, including, but not limited to the following trends and uncertainties we face:

•	Our operations continue to depend upon the continuing business of our existing customers and our ability to attract new customers;

•	We experience competition in our industry and continuing technological changes;

•	We compete with a number of larger companies who have greater resources than those of ours; and

•	We compete on the basis of industry knowledge, products, services, price, technological advances and system functionality and performance.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements. Although these statements are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates. Significant estimates required to be made by management include the valuation of 1equity securities issued, 2) registration rights, 3) intangible assets, and 4) accounting for convertible debentures.

Recent Accounting Pronouncements

See Note 1 of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report for Recent Accounting Pronouncements.

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

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are a small reporting company and this Item is not applicable to us.

Item 4.	Controls and Procedures.

Evaluation of disclosure controls and procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the Securities and Exchange Commission on February 28, 2008 (the “Annual Report”).

The Company’s material weakness in its internal control over financial reporting that we identified in our Annual Report relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of audit and financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer. This lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

In order to mitigate this material weakness to the fullest extent possible, all quarterly financial reports are reviewed by the Chief Executive Officer as well as the Audit Committee for reasonableness. All unexpected results are investigated. At any time, if it appears that any control can be implemented to continue to mitigate such weaknesses, such control procedures are immediately implemented. We intend to implement appropriate procedures for monitoring and review of work performed by our Chief Financial Officer.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 6.	Exhibits.

Exhibit Number	Exhibit

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELSIA TECHNOLOGIES, INC.
(Registrant)

Date: May 13, 2008	By:	/s/ Joseph C. Formichelli
Joseph C. Formichelli
Chief Executive Officer

	By:	/s/ Jorge A. Fernandez
Jorge A. Fernandez
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Form 10-Q

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.