Form 10-K/A
period 2007-12-31
Celsia Technologies, Inc.
filed 2008-07-30
CIK 1144255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

(Mark One)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934

For The Fiscal Year Ended December 31, 2007

☐	Transition Report pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

for the transition period from             to            .

Commission File No. 333-64840

CELSIA TECHNOLOGIES, INC.
(Exact name of registrant as specified in its charter)

Nevada	91-2015441
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1395 Brickell Avenue, Suite 800, Miami Florida	33131
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (305) 529-6290

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐     Accelerated filer  ☐    Non-accelerated filer  ☐ Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the stock was last sold as quoted on the OTC Bulletin Board (OTCBB), as of June 29, 2007 was approximately $8,747,688.

The number of shares of common stock outstanding as of February 25, 2008 was 85,273,680.

Documents Incorporated by Reference: None

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A to the Celsia Technologies, Inc. Annual Report on Form 10-K for the period ending December 31, 2007, which was filed with the Securities and Exchange Commission on February 28, 2008, or the Original Form 10-K, to (i) amend and restate the disclosure Item 9A(T) of Part II of the Original Form 10-K to include additional information required by such item and (ii) reflect the re-filing of the certifications contained in Exhibit 31.2 required by Section 302 of the Sarbanes-Oxley Act of 2002, which inadvertently identified Jorge Fernandez as our Chief Executive Officer.

Except as described above, no other changes have been made to the Original Form 10-K, and this Amendment No. 1 on Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures in the Original Form 10-K. This Amendment No. 1 on Form 10-K/A does not reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures, including any exhibits to the Original Form 10-K affected by subsequent events. Information not affected by the changes described above is unchanged and reflects the disclosures made at the time of the Original Form 10-K. Accordingly, this Amendment No. 1 on Form 10-K/A should be read in conjunction with our filings made with the Securities and Exchange commission subsequent to the filing of the Original Form 10-K, including any amendments to those filings.

Part II

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal financial officer, has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that our internal control over financial reporting was not effective because certain deficiencies involving internal controls constituted a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s material weakness in its internal control over financial reporting relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the Company’s registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer. This lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of the Company’s financial statements for the current reporting period.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

CELSIA TECHNOLOGIES, INC.

Date: July 30, 2008	By:	/s/ Jorge Fernandez
Jorge Fernandez
Chief Financial Officer