Form 10-Q
period 2008-06-30
Celsia Technologies, Inc.
filed 2008-08-14
CIK 1144255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 12, 2008
Common Stock, $.01 par value per share	85,823,638 shares

TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2008 (unaudited) and
December 31, 2007	1

Consolidated Statements of Operations (unaudited) for the three
month and six month periods ended June 30, 2008 and 2007	2

Consolidated Statements of Cash Flows (unaudited) for the six
month periods ended June 30, 2008 and 2007	3

Notes to Consolidated Financial Statements	4 -10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Item 4T. Controls and Procedures	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	17

Item 2. Submission of Matters to a Vote of Security Holders	17

Item 3. Exhibits	18

Signatures	19

i

FORWARD-LOOKING STATEMENTS

Some of the statements under ‘‘Business,’’ ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations,’’ “Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our strategy, future operations, future financial position, future revenues, projected costs, prospects, and the plans and objectives of management and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed, implied or inferred by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘would,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential’’ or ‘‘continue’’ or the negative of such terms and other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we do not know whether we can achieve positive future results, levels of activity, performance, or goals. Actual events or results may differ materially. We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advise readers that forward-looking statements involve various risks and uncertainties. We undertake no obligation to update any of the forward-looking statements after the date of this Quarterly Report to conform to those statements to reflect the occurrence of unanticipated events, except as required by applicable law.

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements.

Celsia Technologies, Inc. and Subsidiaries
Consolidated Balance Sheet
(US Dollars)

	June 30, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,605,255	$3,046,624
Receivable	551,326	298,799
Inventory	88,521	74,465
Prepaid expenses	78,525	45,661
Other	37,300	31,785
Total current assets	2,360,927	3,497,334

Guarantee deposits	23,545	26,157
Advance payments	133,640	154,287

Furniture and equipment, net (note 1)	697,871	639,947
Deferred Financing Costs (note 1)	1,366,438	1,721,630
Royalty Advance (note 3)	-	-
Intangible Assets, net (note 3)	89,630	85,049

Total assets	$4,672,051	$6,124,404

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$588,480	$282,055
Bond Payable (note 4)	286,602	322,582
Accrued expenses
Payroll and Related	676,917	652,917
Other	608,022	576,917
Other	42,289	26,545
Total current liabilities	2,202,310	1,861,016

Convertible Debenture, net of $3,255,420 as of June 30, 2008 and $4,092,051 as of December 31, 2007 unamortized discount (note 6)	5,642,363	4,400,796
Accrual for Employee Retirement Benefits (note 3)	94,618	86,683

Total liabilities	7,939,291	6,348,495

Stockholders' Equity (Deficit) (note 6 & 7)
Preferred Stock, Series A; $.001 par value; 30,000,000 shares authorized; 22,032,963 as of June 30, 2008 and 22,320,598 as of December 31, 2007 issued and outstanding	22,033	22,321

Preferred Stock, Series B; $.001 par value; 7,000,000 shares authorized; 3,063,402 as of June 30, 2008 and December 31, 2007 issued and outstanding	3,063	3,063
Common stock; $.001 par value; 500,000,000 shares authorized; 85,823,638 as of June 30, 2008 and 85,273,680 as of December 31, 2007 issued and outstanding	85,824	85,273
Common stock subscribed	6,158	6,158
Additional paid-in-capital	40,150,827	40,032,066
Other comprehensive loss	(90,108)	(80,478)
Accumulated (deficit)	(43,445,037)	(40,292,494)
Total stockholders' equity (deficit)	(3,267,240)	(224,091)

Total liabilities and stockholders' equity (deficit)	$4,672,051	$6,124,404

See accompanying notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(US Dollars)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenue	$414,358	$199,332	$720,046	$298,655

Costs and expenses
Cost of Sales	447,716	381,400	742,441	547,938
Selling and Administrative expenses	680,261	585,342	1,420,816	1,542,304
Depreciation	19,922	45,757	36,891	89,231
Amortization of deferred financing cost (note 1)	177,596	79,111	370,896	84,164
Miscellaneous (income) expense	12,607	4,289	24,319	4,952
Total costs and expenses	1,338,102	1,095,899	2,595,363	2,268,589

Operating (loss)	(923,744)	(896,567)	(1,875,317)	(1,969,934)

Other income (expenses)

Financing Expense (note 6)	-	(6,060,564)	(177,956)	(6,060,564)
Interest and other income	17,535	66,645	101,074	39,345
Interest expense (notes 5 and 6)	(567,223)	(169,907)	(1,200,344)	(185,963)

Total other income (expenses)	(549,688)	(6,163,826)	(1,277,226)	(6,207,182)

Net (loss)	$(1,473,432)	$(7,060,393)	$(3,152,543)	$(8,177,116)

Dividend on Series A Preferred Stock (note 7)	$(96,679)	$(41,144)	$(194,621)	$(41,144)
Deemed Dividend on Series A & B Preferred Stock		$(652,318)		$(652,318)

Net Loss Attributable to Common Shareholders	$(1,570,111)	$(7,753,855)	$(3,347,164)	$(8,870,578)

Net Loss per Share:
Basic and Diluted	$(0.02)	$(0.14)	$(0.04)	$(0.19)

Weighted Average Shares Outstanding	85,502,822	54,809,238	85,439,597	45,646,974

See accompanying notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(US Dollars)

	June 30,
	2008	2007
Cash flows from operating activities:
Net (loss)	$(3,152,543)	$(8,177,116)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	36,891	89,231
Amortization of Deferred Financing Costs	370,896	84,164
Issuance of Common Stock for Debenture Principal and Interest Conversion	12,438
Interest on Convertible Debt	-	112,935
Issuance of warrants for service	-	75,229
Amortization of Debt Discount	836,632	-
Accrete Interest on Convertible Debenture	404,936	-
Financing Expense	-	6,060,564
Stock Based Compensation	109,848	183,025
Changes to certain other accounts:
Receivable	(252,527)	(117,022)
Inventory	(14,056)	3,634
Advance payments	20,647	18,091
Prepaid expenses	(32,864)	18,748
Accounts payable	306,425	(112,797)
Accrued expenses	55,105	(299,328)
Accrual for Employee Retirement Benefits	7,935	(18,004)
Other	(58,929)	(10,955)
Net cash (used) by operating activities	(1,349,166)	(2,089,601)

Cash flows from investing activities:
Guarantee Deposits	2,612	(22,727)
Purchase of furniture and equipment	(94,815)	(51,855)
Net cash (used) by investing activities	(92,203)	(74,582)

Cash flows from financing activities:
Deferred Finance Charge	-	(1,107,966)
Proceeds from Issuance of Convertible Debt	-	8,000,000
Net cash provided by financing activities	-	6,892,034

Net (decrease) increase in cash and cash equivalents	(1,441,369)	4,727,851

Cash and cash equivalents - beginning of period	$3,046,624	$295,400

Cash and cash equivalents - end of period	$1,605,255	$5,023,251

Supplemental cash flow disclosure
Noncash financing activity

During 2008 and 2007 the Company recorded stock compensation
arrangements for certain employees and directors	$109,848	$132,111

During 2008 Preferred Shares were converted into Common Shares	$288	$-

During 2008, the Company recorded a premium given to the Debenture Holders
as a Financing Expense	$177,956	$-

During 2007, the Company recorded a premium on the conversion of
issued notes payable to convertible debenture as a deferred finance charge	$-	$115,000

During 2007, the Company issued warrants to placement agents
for convertible debenture as a deferred finance charge	$-	$355,328

See accompanying notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
June 30, 2008

Note 1 - Summary of significant accounting policies

Organization

Celsia Technologies, Inc. (the "Company" or "Celsia"), a US Corporation incorporated in the State of Nevada, is formerly known as iCurie, Inc. Celsia's operations consist of research, development, and commercialization of next-generation cooling solutions. The Company was founded in 2000 to address the emerging heat problem that now threatens the development of higher-performing microelectronic products. Celsia is taking its innovative thermal management technology from the laboratory to high volume manufacturing, and operating as both a licensor of the technology and a vertically integrated provider of customized applications.

The Company's corporate headquarters is located in Miami, Florida, USA with subsidiaries in London, United Kingdom, Seoul, South Korea, and Taipei, Taiwan. During 2007, the Company relocated its Design and Manufacturing operations from Seoul, Korea to Taipei, Taiwan. Celsia's operations in Seoul, Korea remain as a sales and administrative office for the region. The Company's patented NanoSpreader™ is a completely new alternative to conventional cooling devices. By utilizing a nano scale environment, the laws of physics are manipulated enabling our cooling technology to be thinner, lighter and deliver significantly higher thermal conductivity (heat transfer capacity) versus conventional options such as Heat Pipes. And, we can supply our plate-shaped heat spreaders in virtually any shape that a design engineer requires. As a result, customers are able to achieve improved product performance without trading off size, weight or cost considerations.

Celsia's subsidiaries consist of (i) Celsia Technologies UK Limited ("UK Subsidiary"), a United Kingdom Company formerly known as iCurie Lab Holdings Limited, (ii) Celsia Technologies Korea, Inc. ("Korea Subsidiary"), a Korean Company formerly known as iCurie Lab, Inc, and (iii) Celsia Technologies Taiwan, Inc. ("Taiwan Subsidiary"). In consolidation, all significant intercompany balances and transactions have been eliminated.

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

Significant estimates required to be made by management include the valuation of equity securities issued, registration rights, intangible assets, and accounting for convertible debentures.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have recently commenced limited revenue producing operations and have sustained accumulated losses of approximately $43.4 and $40.3 million as of June 30, 2008 and December 31, 2007, respectively. The Company and its Subsidiaries have funded operations through equity and debt financing since inception. All these factors raise substantial doubt over the Company's ability to continue as a going concern.

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

Investment

The UK Subsidiary owns 527,000 shares of an entity formerly affiliated through common management. These shares have been fully reserved and carry a book value of $0 as of June 30, 2008 and December 31, 2007.

Revenue recognition

The Company's policy is to record revenue as earned when the following attributes are met:

-	Persuasive evidence of a sale arrangement exists;
-	Delivery has occurred to the customers;
-	The sales price to the customer is fixed or determinable; and
-	Collection is reasonably assured.

The Company recognized revenues of $720,046 and $298,655 for the six months ended June 30, 2008 and 2007, respectively, from customer orders for test samples and commercial deliveries.

Deferred financing costs

In connection with obtaining debt financing as described in Note 6, the Company incurred legal and other related fees. Deferred financing costs incurred in connection with long-term financing amounted to $2,131,150 and are being amortized on a straight-line basis over the stated term of the loan. Amortization expense for the six months ended June 30, 2008 and 2007 amounted to $370,896 and $84,164, respectively.

Furniture and equipment

Furniture and equipment are summarized as follows:

	June 30,	December 31,
	2008	2007
Vehicles	$49,554	$73,331
Machinery	682,778	596,505
Furniture and fixtures	403,360	429,148
	1,135,692	1,098,984
Accumulated depreciation	(437,821)	(459,037)
	$697,871	$639,947

Furniture and equipment are stated at cost. Major renewals and betterments, which prolong the useful life or enhance the value of assets, are apitalized. Depreciation is computed using the straight-line method over the estimated life of five years for machinery and equipment, furniture and fixtures, and vehicles. Depreciation expense for the six months ended June 30, 2008 and 2007 amounted to $36,891 and $89,231, respectively.

Net Loss per Share

Basic Loss per share is computed by dividing net loss attributable to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares plus the dilutive effect of convertible debt and preferred shares and outstanding options and warrants. Approximately 22 million and 3 million shares to be issued upon conversion of Series A and Series B Preferred Shares, respectively, were excluded from the calculation of diluted earnings per share for the periods ended June 30, 2008 and 2007, respectively, because they were anti-dilutive. Approximately 136 million and 65 million shares to be issued upon conversion of the convertible debentures were excluded from the calculation of diluted earnings per share as of June 30, 2008 and 2007, respectively, because they were anti-dilutive.

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

Foreign currency translatio

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

The Company follows Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 requires a Company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) includes the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation gains (losses) for the six months ended June 30, 2008 and 2007 amounted to ($9,630) and ($18,982), respectively. Accordingly, comprehensive loss for the six months ended June 30, 2008 and 2007 amounted to $3,162,173 and $8,196,098, respectively.

Fair value of financial instruments

The Company's cash, receivables, accounts payable, short-term debt, bonds payable, and the face amount of its convertible debentures represent financial instruments whose carrying amounts reasonably approximate their fair value.

Recent accounting pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which provides guidance for measuring the fair value of assets and liabilities, as well as requires expanded disclosures about fair value measurements. SFAS 157 indicates that fair value should be determined based on the assumptions marketplace participants would use in pricing the asset or liability, and provides additional guidelines to consider in determining the market-based measurement. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position.

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
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company does not currently have any minority interests. In March 2008, the FASB issued SFAS No. 161 “Disclosure about Derivative Instruments and Hedging Activities - an amendment of FASB statements No. 133” (“SFAS 161”) which provides revised guidance for enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under FAS 133, and how derivative instruments and the related hedged items affect and entity’s financial position, financial performance and cash flows. SFAS 161 is effective for the Company’s fiscal year beginning January 1, 2009. The Company does not currently have any derivative instruments and is not involved in any hedging activities.

In May 2008, the FASB issued SFAS No. 162 “The Hierarchy of Generally Acceptable Accounting Principles” (“SFAS 162”). SFAS 162 identifies the source of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles”. Although the Company will continue to evaluate the application of SFAS 162, the Company does not currently believe the adoption of SFAS 162 will have a material impact on its consolidated financial statements.

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

The Company currently operates in the United States, while its Subsidiaries operate in the United Kingdom South Korea, and Taiwan. Operating loss carry forwards in the United States approximated $6,800,000 at December 31, 2007, and can be carried forward for 20 years, expiring in the years 2025-2027. Operating loss carryforwards in the United Kingdom approximated $5,000,000 at December 31, 2007, and can be carried forward indefinitely, provided the Company (i) doesn't cease operations and (ii) doesn't change its business nature, while operating loss carryforwards in South Korea approximated $6,300,000 at December 31, 2007, and expire in the years 2008-2012. At December 31, 2007, the Company has a deferred tax asset of approximately $5,600,000 and has recorded a full valuation allowance against the deferred tax asset resulting from these tax loss carry forwards.

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

Accrual for Employment Retirement Benefits

The Company has recorded a liability of $94,618 and $86,683 as of June 30, 2008 and December 31, 2007, respectively, for employment retirement benefits. The Company believes that this liability will not be paid within the current year, and it has therefore been recorded as a long term liability.

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

CHL is an organization in which Dr. Jeong Hyun Lee (a former director of the Company) holds an interest in.Hansen Gray is an entity in which Alan Miller (a former director of the Company) holds an interest in.

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

Registration Rights

The Company entered into a registration rights agreement with the holders of the Series B Preferred shares dated December 16, 2005. Under the terms of the Registration Rights Agreement, the Company was required to use its best efforts to file a Registration Statement covering the underlying Common Stock within six months after the Company's Registration Statement on Form SB-2 (SEC File No. 333-128856) was declared effective. The Company was required to maintain the effectiveness of the Initial Registration Statement through the first anniversary of the Closing Date and was to use its best efforts to maintain the effectiveness of the Initial Registration Statement through the second anniversary of the Closing Date. This agreement was amended on May 25, 2007 to reflect the subordination of rights under this agreement to the registration rights agreement entered into by the Company on May 25, 2007 as described below.

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

Litigation

On October 19, 2007, the Company's former President, CEO, and Board of Director, filed a lawsuit in the Miami-Dade County Circuit Court claiming failure to pay bonuses, severance, and other benefits in connection with his previously reported termination by the Company. The Company has filed a motion to Compel Arbitration and Stay Proceedings as provided by the employment contract with the Company. On April 16, 2008, the court granted the Company's motion and ordered (i) that the Plaintiff commence arbitration in accordance with the terms of the employment agreement within six (6) months of the date of the order and (ii) all proceedings are stayed until the conclusion of the arbitration proceedings.  Pursuant to the court order, if arbitration is not timely commenced the action will be dismissed. The Company believes the employee's claims are without merit and intends to defend the action vigorously. The settlement of this action is not expected to have a material impact on the Company's financial position.

Note 4 - Bond payable

The bond payable (Won 300 million) at June 30, 2008 and December 31, 2007, was issued to a third party in December 2002 and matures in December 2007. The bond carries no interest and has been discounted using a 7% interest rate. The bond payable is summarized as follows:

	June 30,	December 31,
	2008	2007
Face Amount	$286,602	$322,582
Less: Discount	(93,926)	(93,926)
Plus: Amortization of discount	93,926	93,926

Carrying value	$286,602	$322,582

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

On May 25, 2007, the Company issued Convertible Debentures which met the conditions of a Qualified Financing.The Notes, totaling principal of $1,150,000, interest of $27,847, and a 10% premium on principal totaling $115,000, were automatically converted into the Convertible Notes (see Note 6). Upon completion of the transaction, the 735,000 shares of Company common stock pledged by the Company's former Chief Executive Officer and former Chief Financial Officer were returned to them.

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

On January 1, 2008, the Company elected to accrete to, and increase, the outstanding principal amount due under the Debenture by $404,936 pursuant to the terms of the Debenture.

The convertible debentures payable is summarized as follows:

	June 30,	December 31,
	2008	2007
Face Amount	$8,897,783	$8,492,847
Less: Discount	(5,062,256)	(5,062,256)
Plus: Amortization of discount	1,806,836	970,205

Carrying value	$5,642,363	$4,400,796

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

As part of the debt financing, each holder of Series A & B Preferred Stock who certified their status as an accredited investor was issued 2.19 shares of Common Stock for each share of Preferred Stock held. The Company has recorded a financing expense of $6,060,564 representing the fair value of the 50,504,696 shares of Common Stock issued as an inducement to the Series A & B Preferred Shareholders to consent to the convertible debenture. As of December 31, 2007, 46,517,737 shares of Common Stock have been issued and the remaining 3,986,959 shares have been recorded as Common Stock subscribed. As part of the same consent, the holders of the Series A & B Preferred shares agreed to modify the terms of the preferred stock to eliminate their seniority to the Debenture holders in regards to the sale or liquidation of the Company, forfeit any unpaid and undeclared dividends through May 24, 2007, lower the dividend rate on the Series A Preferred Stock to two percent per annum (2%) going forward, and eliminate certain additional rights of the preferred stock. In addition, the holders of the Series A & B Preferred shares waived any future anti-dilution rights.

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

The Company triggered adjustments to the conversion price of the Debenture and the exercise price of the Warrants as a result of the Company's financial results for the period ending September 30, 2007, which became effective November 15, 2007.The Debenture Holders now have the right to convert the Debentures at any time into shares of Common Stock at a conversion price of $0.0625. The number of Warrants issued to the Debenture Holders and the Placement Agents increased to 147,105,556 and 10,240,000, respectively, and the exercise price was reduced to $0.072 per share.
The Company used the Black Scholes option-pricing model to value the adjusted warrants issued to the Debenture Holders and applied it to the principal amount to determine the convertible debt discount which totaled $5,062,256. The Company will amortize the discount over the life of the Debenture (36 months). During the six months ended June 30, 2008, the Company amortized $836,632 of the debt discount into interest expense. As a result of the adjustment to the conversion price, the Company has recognized a beneficial conversion feature and recorded a Financing Expense totaling $3,430,591 during the year ended December 31, 2007.

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

During the six month period ended June 30, 2008, the Company issued 160,000 shares of common stock for the conversion of $10,000 in Debentures principal and issued 97,925 shares of common stock for the conversion of $2,350 in accrued interest.

Note 7 - Stockholders' equity

Capital stock

At June 30, 2008 and December 31, 2007, the Company had an authorized number of shares of 500,000,000 Common Shares and 100,000,000 of Preferred Shares, 30,000,000 of which has been designated as Preferred Series A Shares and 7,000,000 of which has been designated Preferred Series B Shares. As of June 30, 2008, the total issued and outstanding shares were 85,823,638 Common Shares, 22,032,963 Preferred Series A Shares, and 3,063,402 Preferred Series B Shares. As of December 31, 2007, the total issued and outstanding shares were 85,273,680 Common Shares, 22,320,598 Preferred Series A Shares, and 3,063,402 Preferred Series B Shares.

During the years ended December 31, 2007, 740,907 shares of Preferred Series A were converted to Common Shares, respectively, at a rate of 1:1.
During the six months ended June 30, 2008, 287,635 shares of Preferred Series A were converted to Common Shares, respectively, at a rate of 1:1.

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

Stock Compensation

Through June 30, 2008 and 2007, the Company has granted approximately 4.6 and 6.6 million, respectively, of its common stock to employees and others, of which approximately 4.4 and 4.3 million, respectively, common shares have vested. These shares issuances were valued between $0.07-0.50 based upon management's estimate of the fair value of the common stock on the date of issuance. These stocks grants have certain vesting provisions through May 2009. For the six months ended June 30, 2008 and 2007, approximately 0 and 156,000 shares, respectively, vested and a charge to compensation expense of $9,500 and $102,904, respectively, was recorded. The remaining unvested shares valued at approximately $19,000 are being amortized over their respective vesting periods.

Employee Stock Options

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. For the six months ended June 30, 2008 and 2007, the Company recognized stock-based compensation of $100,348 and $83,206, respectively. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating its forfeiture rate. Given the limited history of outstanding options, the Company has estimated a 0% forfeiture rate and has only recorded actual forfeitures as incurred.

Stock options issued under the Company’s Long-term Incentive Plans are granted with an exercise price equal or greater than the market price of the Company’s stock at the date of grant and expire ten years from the date of grant. These options generally vest over a two- or three-year period. During the six months ended June 30, 2008 and 2007, the Company issued 2.2 million and 0 options, respectively, to purchase common stock.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing method. Given its limited trading history, the Company used volatility from companies in the same industry. The Company estimated the expected option life and the expected forfeiture rate. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for the estimated life of the option. The Company has not made any dividend payments on common stock nor does it have plans to pay dividends in the foreseeable future. The following assumptions were used to estimate the fair value of options granted during the noted periods using the Black-Scholes option-pricing model:

	2008	2007
Risk free interest rate	5.00%	7.33-8.25%
Expected Term (years)	5	5
Expected volatility	100.00%	100.00%
Dividend Yield	0.00%	0.00%

Information about all employee options outstanding is as follows:

For the six months ended June 30,	2008		2007
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options Outstanding at beginning of period	16,117,500	$0.15	3,176,015	$0.79
Granted	2,200,000	$0.0625	0	$-
Cancelled	0	$-	(104,000)	$0.88
Options Outstanding at end of period	18,317,500	$0.14	3,072,015	$0.79

As of June 30, 2008, a total of 6,566,473 employee stock options are exercisable and the unamortized stock compensation is $273,008.

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

On September 11, 2006, the Company issued warrants to purchase 1,500,000 of Celsia common stock to a third party as part of a distribution agreement. As part of the same agreement, the Company received warrants to purchase 500,000 shares of the distributors common stock. The warrants vest 25% in December 2006, 25% in December 2007, and 50% contingent upon achievement of volume thresholds. The agreement was executed with the intention that the value of each warrant to be materially similar in value. Management has estimated the fair market value of both issuances using the Black-Scholes Option pricing model and has valued the warrant issuance to them at approximately $220,000. The Company has recorded an expense totaling approximately $139,000 related to this issuance as of December 31, 2007. No value was assigned to the warrants received by the Company.

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

A summary of the issued and outstanding warrants are as follows:

Old	Old	Anti-Dilution	Anti-Dilution
Exercise	# of Warrants	Exercise	# of Warrants	# of Warrants	Expiration
Price	Outstanding	Price	Outstanding	Exercisable	Date

$ 0.072	720,000	n/a	n/a	720,000	December 2012
$ 0.11	1,300,000	n/a	n/a	1,300,000	December 2012
$ 0.144	78,672,778	$0.072	157,345,556	157,345,556	May 2012
$ 0.32	1,500,000	n/a	n/a	750,000	September 2011
$ 0.88	1,000,000	n/a	n/a	1,000,000	July 2012
$ 0.88	681,018	$0.144	681,018	681,018	July 2009
$ 0.88	1,186,820	$0.36	2,862,308	2,862,308	July 2010
$ 1.09	1,097,142	$0.36	2,646,027	2,646,027	July 2010
$ 1.10	2,759,357	$0.45	6,789,387	6,789,387	July 2010
$ 1.32	2,759,357	$0.53	6,882,126	6,882,126	July 2010
$ 1.50	772,190	$0.60	1,941,836	1,941,836	December 2010
$ 3.00	765,850	$1.16	1,986,069	1,986,069	December 2010
			181,134,327	184,904,327

Warrants to Purchase Preferred Stock

During 2005, the Company issued various warrants to placement agents in connection with the Series A and B Offerings. A summary of these warrants are as follows:

Old	Old	New	New
Exercise	# of Warrants	Exercise	# of Warrants	# of Warrants	Expiration
Price	Outstanding	Price	Outstanding	Exercisable	Date
$ 0.88	1,364,528	$0.144	1,364,528	1,364,528	July 2010
$ 1.50	210,000	$0.144	210,000	210,000	December 2010
			1,574,528	1,574,528

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this Quarterly Report on Form 10-Q.

Business

Our business strategy is to become a leader in researching, developing and commercializing next-generation cooling solutions which are focused on the computer, flat panel display, LED-lighting, and communications industries. We develop, manufacture, market, sell and/or license our patented thermal management products and technology to original equipment manufacturers (OEM’s), third party design/manufacturers and to total solution providers in the thermal management business. We believe that our products absorb, transport and dissipate heat more efficiently than current heat-pipe/heat-sink cooling solutions. Our unique cooling device uses patented combinations of liquid and vapor layers to manage liquid and vapor at very high speeds through micro-channels within the assemblies.

We develop and commercialize technology and have succeeded in achieving several design wins with major suppliers of graphics and memory solutions sold at both retail and into branded end products. We engage with such companies who find our technology an attractive solution to their thermal management needs. We believe that we provide better performance than competing technologies at a competitive price. Use of our products allows the OEM’s and solution providers to either offer higher performance or run their systems cooler. We expect design wins in all of our target markets, which include LED’s, Graphics Chips, high end CPUs, communications equipment and memory applications.

We expect our product development, and project management activities to continue to be driven by commercial opportunities and undertaken as a result of potential customers requesting test units. The test orders that we receive from potential customers are fulfilled either by (1) modification of already commercialized products or (2) new solutions designed together with input from the potential customer. The majority of our R&D resources are dedicated to meeting and quoting on potential customer's requirements with an objective of commercial opportunities which will be available in quantities, to end users, within a three to four quarter time period.

We are managed by a team of professionals with significant operational and thermal solutions experience and knowledge. Our executive officers also have extensive experience with industry leaders in all of the major market segments we are engaged with, where improved cooling of electronic devices is a major competitive advantage. We intend to leverage this extensive experience and our relationships within such sectors to execute on our core strategy and build significant long-term value for our stockholders.

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

Our product test orders have led to several related test product deliveries, as well as commercial orders. Test products are used by potential customers to examine our products’ features and compatibility with customer products. Although such testing procedures can involve numerous steps and significant timelines, in several instances our test products have advanced beyond the test phases and been incorporated into commercial products. The mix between sample order deliveries and commercial deliveries continues to increase in favor of commercial deliveries. Once our products are shipped to our customers, we have no additional commitment in order to recognize revenues.

Results of Operations

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

We have produced revenues of $414,358 for the three months ended June 30, 2008 compared to $199,332 for the three months ended June 30, 2007. The increase in revenues is a result of customers paying for test samples and commercial deliveries. Cost of sales for the three months ended June 30, 2008 were $447,716 compared to $381,400 for the same period for the fiscal year 2007. This increase is attributable to increased production activity originating from an increasing demand for our products.

We are currently operating with strict cost controls in order to manage our commercialization process. A majority of our expenses for the three months ended June 30, 2008 and 2007 were from selling and administrative expenses. The selling and administrative expenses for the three months ended June 30, 2008 were $680,261 compared to $585,342 for the same period in fiscal 2007. The main costs are personnel costs, professional fees, and travel expenses. We reversed a portion of our executive bonus accrual from prior periods of approximately $400,000 that was not going to materialize during the three months ended June 30, 2007. Adjusted for the expense reversal, the gross expenses were approximately $985,000 for the three months ended June 30, 2007. The decrease in expenses is due to a company wide initiative to reduce expenses and personnel.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

We have produced revenues of $720,046 for the six months ended June 30, 2008 compared to $298,655 for the six months ended June 30, 2007. The increase in revenues is a result of customers paying for test samples and commercial deliveries. Cost of sales for the six months ended June 30, 2008 were $742,441 compared to $547,938 for the same period for the fiscal year 2007. This increase is attributable to increased production activity originating from an increasing demand for our products.

We are currently operating with strict cost controls in order to manage our commercialization process. A majority of our expenses for the six months ended June 30, 2008 and 2007 were from selling and administrative expenses. The selling and administrative expenses for the six months ended June 30, 2008 were $1,420,816 compared to $1,542,304 for the same period in fiscal 2007. The main costs are personnel costs, professional fees, and travel expenses. We reversed a portion of our executive bonus accrual from prior periods of approximately $400,000 that was not going to materialize during the six months ended June 30, 2007. Adjusted for the expense reversal, the gross expenses were approximately $1,942,000 for the six months ended June 30, 2007. The decrease in expenses is due to a company wide initiative to reduce expenses and personnel.

Liquidity and Capital Resources

Our main source of liquidity and funding for our operations has historically been from monies raised from various financings. During fiscal 2007, we raised an aggregate amount of $8,492,847 in cash through the issuance of the debentures. At June 30, 2008, our operational cash outflow was approximately $300,000 per month. Our main use of cash relates to product development driven by customer projects and general and administrative expenses.

On May 25, 2007, we obtained funds through the issuance of our debentures in the aggregate amount of $8,142,847, of which $6,850,000 was paid in cash and the remainder through the surrender of our previously outstanding promissory notes. On August 17, 2007, we issued an additional debenture in the principal amount of $350,000 on the same terms as our debentures issued on May 25, 2007. Both issuances were accompanied by warrants to purchase our common stock. The debentures mature and become due on May 25, 2010.

In connection with the debenture financing, we incurred legal, due diligence, and placement agent fees of approximately $2,131,000. We have recorded these expenses as deferred charges and these expenses will be amortized over the length of the loan period. We have recorded amortization of deferred financing costs of approximately $370,896 for the six months ended June 30, 2008.  Additionally, we recorded an interest expense of approximately $1.2 million for the six months ended June 30, 2008. Approximately $847,000 in interest expense results from amortization of a debt discount recorded based upon the fair value of the warrants issued to the debenture holders and has no cash impact on us. The remaining $355,000 pertains to the debenture financing.

On March 26, 2008, we obtained consent from more than 70% of the debenture holders to modify the terms of the debentures to provide that, in lieu of making the interest payments due thereunder in cash or in shares of our common stock on the interest payment due dates, the interest payments shall accrue and be paid in full in cash on May 25, 2010, the debenture maturity date. As an incentive to provide the consent, we shall distribute to the debenture holders a one time distribution equal to the value of 2% of the outstanding principal amount due under the debentures as of March 31, 2008 totaling approximately $178,000, which will be paid in cash on the maturity date. Each debenture holder shall have the right, in its sole discretion, to convert any accrued but unpaid interest on the principal amount due under the debentures into shares of our common stock at the applicable interest conversion rate at any time prior to the maturity date.

Based on our current operating plan, we anticipate using our cash mainly to continue commercialization efforts and to expand the distribution network for our technology solutions. The main cash uses will be for sales and marketing, general and administrative, and research and development expenses. Investments will be focused on product development and manufacturing. All investments will be driven by commercialization opportunities. Our total cash needs for the next twelve months following July 1, 2008 is estimated to be approximately $2.4 million. The main portion of such cash need is for sales activities, operating expenses and cost of sales. A smaller portion of our cash need is for investments in manufacturing and R&D. We currently believe that our cash balances and anticipated cash flows from operations will be sufficient to meet our normal operating needs through December 2008. We expect to fund our operations including capital costs and the costs of any necessary implementation of technological innovations through cash generated from operations and additional financing.   While we expect to raise the necessary funds, there can be no assurance that we will be successful. We have a $286,602 note payable to a strategic partner that matured in 2007. As of the date of this filing, no payment demand has been received.

The ratio between current assets and current liabilities at June 30, 2008 was approximately 1.07 to 1.0.

Our future liquidity and capital resource requirements will depend on many factors, including, but not limited to the following trends and uncertainties we face:

•	Our operations continue to depend upon the continuing business of our existing customers and our ability to attract new customers;

•	We experience competition in our industry and continuing technological changes;

•	We compete with a number of larger companies who have greater resources than those of ours;

•	We compete on the basis of industry knowledge, products, services, price, technological advances and system functionality and performance; and

•	Our ability to raise additional capital for operations.

Critical Accounting Policies and Estimates

We prepare our financial statements in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements. Although these statements are based on management’s best knowledge of current events and actions that we may undertake in the future, actual results could differ from those estimates. Significant estimates required to be made by management include the valuation of 1) equity securities issued, 2) registration rights, 3) intangible assets, and 4) accounting for convertible debentures.

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

Market Risks

We operate in the United States, the United Kingdom, Taiwan, and South Korea, each of which has its own currency. This may cause us to experience and be exposed to different market risks such as changes in interest rates and currency deviations.

Our business is not seasonal and the effect of inflation on our revenue and operating results was not significant.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are a small reporting company and this Item is not applicable to us.

Item 4.T.	Controls and Procedures.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

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

Our management, including our principal executive officer and principal financial officer, has used the framework set forth in the report entitled “Internal Control—Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission to conduct an evaluation of the effectiveness of our internal control over financial reporting. Based on its evaluation, our management concluded that our internal control over financial reporting was not effective because certain deficiencies involving internal controls constituted a material weakness. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our interim financial statements will not be prevented or detected on a timely basis.

Our material weakness in its internal control over financial reporting relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the our registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer. This lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.
OTHER INFORMATION

Item 1.	Legal Proceedings

On October 19, 2007, our former President, CEO, and Board of Director, filed a lawsuit in the Miami-Dade County Circuit Court claiming failure to pay bonuses, severance, and other benefits in connection with his previously reported termination by us. We have filed a motion to Compel Arbitration and Stay Proceedings as provided by the employment contract with us. On April 16, 2008, the court granted our motion and ordered (i) that the Plaintiff commence arbitration in accordance with the terms of the employment agreement within six (6) months of the date of the order and (ii) all proceedings are stayed until the conclusion of the arbitration proceedings.  Pursuant to the court order, if arbitration is not timely commenced the action will be dismissed. We believe the employee's claims are without merit and intends to defend the action vigorously. The settlement of this action is not expected to have a material impact on our financial position.

Item 2.	Submission of Matters to a Vote of Security Holders.

In connection with the Annual Meeting of Stockholders held on June 24, 2008, the following matters were submitted to a vote of the security holders during the period covered by this Quarterly Report:

1.	Election of seven Directors to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.

Director	For	Withheld
Alan Benaim	47,000,951	318,273
Carl Caricari	47,000,951	318,273
Joseph Formichelli	47,000,951	318,273
Greg Osborn	46,196,653	1,122,571
Charles Resnick	47,000,951	318,273
Peter Rugg	47,000,951	318,273
Ronald Willis	47,000,951	318,273

2.	Amend and Restate our 2005 Stock Incentive Plan to increase the number of shares issuable under the plan from 30,000,000 to 50,000,000 shares of common stock.

For	Against	Abstain
46,326,376	193,550	799,298

3.	Amend our Articles of Incorporation to increase the number of authorized shares of common stock from 500,000,000 to 750,000,000 shares of common stock.

For	Against	Abstain
46,313,176	206,750	799,298

4.
Amendment of our Articles of Incorporation which will effect a reverse split of our common stock by a ratio of not less than one-for-five and not more that one-for-twenty at any time prior to June 10, 2010, with the exact ratio to be set at a whole number within this range to be determined by our Board of Directors in its sole discretion.

For	Against	Abstain
47,234,991	74,233	10,000

5.	Ratification of the appointment of PKF, Certified Public Accountants, as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	Against	Abstain
47,302,724	6,500	10,000

Item 3.	Exhibits.

Exhibit Number	Exhibit

31.1	Certification pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

32.2	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELSIA TECHNOLOGIES, INC.

Date: August 14, 2008	By:	/s/ Joseph C. Formichelli
Joseph C. Formichelli
Chief Executive Officer

By:	/s/ Jorge A. Fernandez
Jorge A. Fernandez
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Form 10-Q

Exhibit No.	Description

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a - 14(a) and 15d - 14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.