Form 10-Q
period 2008-09-30
Celsia Technologies, Inc.
filed 2008-11-13
CIK 1144255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 10, 2008
Common Stock, $.01 par value per share	86,561,449 shares

TABLE OF CONTENTS

Page

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2008 (unaudited) and December 31, 2007	1

Consolidated Statements of Operations (unaudited) for the three month and nine month periods ended September 30, 2008 and 2007	2

Consolidated Statements of Cash Flows (unaudited) for the nine month periods ended September 30, 2008 and 2007	3

Notes to Condensed Consolidated Financial Statements	4-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3. Quantitative and Qualitative Disclosures about Market Risk	15
Item 4T. Controls and Procedures	15

PART II. OTHER INFORMATION
Item 1. Legal Proceedings	16
Item 2. Exhibits	17

Signatures	18

-i-

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

PART I.
FINANCIAL INFORMATION

Item 1.	Financial Statements.

Celsia Technologies, Inc. and Subsidiaries
Consolidated Balance Sheet
(US Dollars)

	September 30, 2008	December 31, 2007
	(unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,008,467	$3,046,624
Receivable	318,435	298,799
Inventory	68,453	74,465
Prepaid expenses	115,115	45,661
Other	4,094	31,785
Total current assets	1,514,564	3,497,334

Guarantee deposits	20,468	26,157
Advance payments	-	154,287

Furniture and equipment, net (note 1)	591,057	639,947
Deferred Financing Costs (note 1)	1,188,842	1,721,630
Royalty Advance (note 3)	-	-
Intangible Assets, net (note 3)	-	85,049

Total assets	$3,314,931	$6,124,404

Liabilities and Stockholders' Equity (Deficit)
Current liabilities
Accounts payable	$575,711	$282,055
Bond Payable (note 4)	248,707	322,582
Accrued expenses
Payroll and Related	684,917	652,917
Other	715,062	576,917
Accrual for Employee Retirement Benefits (note 3)	87,556	-
Other	34,325	26,545
Total current liabilities	2,346,278	1,861,016

Accrual for Employee Retirement Benefits (note 3)	-	86,683
Convertible Debenture, net of $2,832,104 as of September 30, 2008 and $4,092,051 as of December 31, 2007 unamortized discount (note 6)	6,065,679	4,400,796

Total liabilities	8,411,957	6,348,495

Stockholders' Equity (Deficit) (note 6 & 7)
Preferred Stock, Series A; $.001 par value; 30,000,000 shares authorized; 21,306,261 as of September 30, 2008 and 22,320,598 as of December 31, 2007 issued and outstanding	21,306	22,321
Preferred Stock, Series B; $.001 par value; 7,000,000 shares authorized; 3,063,402 as of September 30, 2008 and December 31, 2007 issued and outstanding	3,063	3,063
Common stock; $.001 par value; 750,000,000 shares authorized; 86,561,449 as of September 30, 2008 and 85,273,680 as of December 31, 2007 issued and outstanding	86,562	85,273
Common stock subscribed	6,158	6,158
Additional paid-in-capital	40,204,229	40,032,066
Other comprehensive loss	(159,673)	(80,478)
Accumulated (deficit)	(45,258,671)	(40,292,494)
Total stockholders' equity (deficit)	(5,097,026)	(224,091)

Total liabilities and stockholders' equity (deficit)	$3,314,931	$6,124,404

See accompanying notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Operations
(US Dollars)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenue	$228,157	$208,266	$948,203	$506,921

Costs and expenses
Cost of Sales	255,196	329,089	997,637	877,027
Selling and Administrative expenses	815,008	1,057,060	2,235,824	2,599,364
Depreciation	21,802	44,406	58,693	133,637
Amortization of deferred financing cost (note 1)	177,596	147,761	548,492	231,925
Miscellaneous (income) expense	(4,817)	(3,054)	19,502	1,898
Total costs and expenses	1,264,785	1,575,262	3,860,148	3,843,851

Operating (loss)	(1,036,628)	(1,366,996)	(2,911,945)	(3,336,930)

Other income (expenses)

Financing Expense (note 6)	-	(3,430,591)	(177,956)	(9,491,155)
Interest and other income	(43,885)	77,567	57,189	116,912
Loss from Impairment of Intangible Asset	(129,432)		(129,432)
Interest expense (notes 5 and 6)	(603,691)	(626,113)	(1,804,035)	(812,076)

Total other income (expenses)	(777,008)	(3,979,137)	(2,054,234)	(10,186,319)

Net (loss)	$(1,813,636)	$(5,346,133)	$(4,966,179)	$(13,523,249)

Dividend on Series A Preferred Stock (note 7)	$(97,742)	$(101,296)	$(292,363)	$(142,440)
Deemed Dividend on Series A & B Preferred Stock				$(652,318)

Net Loss Attributable to Common Shareholders	$(1,911,378)	$(5,447,429)	$(5,258,542)	$(14,318,007)

Net Loss per Share:
Basic and Diluted	$(0.02)	$(0.07)	$(0.06)	$(0.25)

Weighted Average Shares Outstanding	86,293,860	83,258,145	85,726,430	58,412,810

See accompanying notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(US Dollars)

	September 30,
	2008	2007
Cash flows from operating activities:
Net (loss)	$(4,966,179)	$(13,523,249)
Adjustments to reconcile net (loss) to net cash (used) by operating activities:
Depreciation	58,693	133,637
Amortization of Deferred Financing Costs	548,492	231,925
Issuance of Common Stock for Debenture Principal and Interest Conversion	12,660
Interest on Convertible Debt	-
Issuance of warrants for service	-	75,229
Issuance of warrants as settlement		32,700
Beneficial Conversion Feature		3,430,591
Amortization of Debt Discount	1,259,947	574,736
Accrete Interest on Convertible Debenture	404,936	-
Financing Expense	-	6,060,564
Stock Based Compensation	163,064	150,291
Changes to certain other accounts:
Receivable	(19,636)	(183,161)
Inventory	6,012	238
Advance payments	154,287	(43,380)
Prepaid expenses	(69,454)	(16,655)
Accounts payable	293,656	(48,038)
Accrued expenses	170,145	(208,510)
Accrual for Employee Retirement Benefits	873	(23,433)
Other	(51,539)	(28,607)
Net cash (used) by operating activities	(2,034,043)	(3,385,122)

Cash flows from investing activities:
Guarantee Deposits	5,689	(13,294)
Purchase of furniture and equipment	(9,803)	(64,119)
Net cash (used) by investing activities	(4,114)	(77,413)

Cash flows from financing activities:
Deferred Finance Charge	-	(1,139,607)
Proceeds from Issuance of Convertible Debt	-	8,350,000
Net cash provided by financing activities	-	7,210,393

Net (decrease) increase in cash and cash equivalents	(2,038,157)	3,747,858

Cash and cash equivalents - beginning of period	$3,046,624	$295,400

Cash and cash equivalents - end of period	$1,008,467	$4,043,258

Supplemental cash flow disclosure
Noncash financing activity

During 2008 and 2007 the Company recorded stock compensation arrangements for certain employees and directors	$163,064	$150,291

During 2008 Preferred Shares were converted into Common Shares	$1,014	$-

During 2008, the Company recorded a premium given to the Debenture Holders as a Financing Expense	$177,956	$-

During 2007, the Company recorded a premium on the conversion of issued notes payable to convertible debenture as a deferred finance charge	$-	$115,000

During 2007, the Company issued warrants to placement agents for convertible debenture as a deferred finance charge	$-	$876,544

See accompanying notes to consolidated financial statements

Celsia Technologies, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
September 30, 2008

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

The Company's corporate headquarters is located in Miami, Florida, USA with subsidiaries in London, United Kingdom, Seoul, South Korea, and Taipei, Taiwan. During 2007, the Company relocated its Design and Manufacturing operations from Seoul, Korea to Taipei, Taiwan. Celsia's operations in Seoul, Korea remained as a sales and administrative office for the region. The Company's patented NanoSpreader™ is a completely new alternative to conventional cooling devices. By utilizing a nano scale environment, the laws of physics are manipulated enabling our cooling technology to be thinner, lighter and deliver significantly higher thermal conductivity (heat transfer capacity) versus conventional options such as Heat Pipes. And, we can supply our plate-shaped heat spreaders in virtually any shape that a design engineer requires. As a result, customers are able to achieve improved product performance without trading off size, weight or cost considerations.

The Company is currently in the process of shutting down the offices in Seoul, Korea and relocating any remaining functions to Taiwan. It is anticipated that this process will be complete by the end of 2008.

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

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company and its subsidiaries have recently commenced limited revenue producing operations and have sustained accumulated losses of approximately $45.3 and $40.3 million as of September 30, 2008 and December 31, 2007, respectively. The Company and its Subsidiaries have funded operations through equity and debt financing since inception. All these factors raise substantial doubt over the Company's ability to continue as a going concern.

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

Investment

The UK Subsidiary owns 527,000 shares of an entity formerly affiliated through common management. These shares have been fully reserved and carry a book value of $0 as of September 30, 2008 and December 31, 2007.

Revenue recognition

The Company's policy is to record revenue as earned when the following attributes are met:

- Persuasive evidence of a sale arrangement exists;
- Delivery has occurred to the customers;
- The sales price to the customer is fixed or determinable; and
- Collection is reasonably assured.

The Company recognized revenues of $948,203 and $506,921 for the nine months ended September 30, 2008 and 2007, respectively, from customer orders for test samples and commercial deliveries.

Deferred financing costs

In connection with obtaining debt financing as described in Note 6, the Company incurred legal and other related fees. Deferred financing costs incurred in connection with long-term financing amounted to $2,131,150 and are being amortized on a straight-line basis over the stated term of the loan. Amortization expense for the nine months ended September 30, 2008 and 2007 amounted to $548,492 and $231,925, respectively.

Furniture and equipment

Furniture and equipment are summarized as follows:

	September 30,	December 31,
	2008	2007
Vehicles	$43,004	$73,331
Machinery	658,046	596,505
Furniture and fixtures	332,843	429,148
	1,033,893	1,098,984
Accumulated depreciation	(442,836)	(459,037)
	$591,057	$639,947

Furniture and equipment are stated at cost. Major renewals and betterments, which prolong the useful life or enhance the value of assets, are capitalized. Depreciation is computed using the straight-line method over the estimated life of five years for machinery and equipment, furniture and fixtures, and vehicles. Depreciation expense for the nine months ended September 30, 2008 and 2007 amounted to $58,693 and $133,637, respectively.

Net Loss per Share

Basic Loss per share is computed by dividing net loss attributable to common shareholders for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing net earnings by the weighted-average number of shares plus the dilutive effect of convertible debt and preferred shares and outstanding options and warrants. Approximately 21 million and 3 million shares to be issued upon conversion of Series A and Series B Preferred Shares, respectively, were excluded from the calculation of diluted earnings per share for the periods ended September 30, 2008 and 2007, respectively, because they were anti-dilutive. Approximately 136 million and 65 million shares to be issued upon conversion of the convertible debentures were excluded from the calculation of diluted earnings per share as of September 30, 2008 and 2007, respectively, because they were anti-dilutive. Approximately 205 million and 187 million options and warrants to purchase shares of the companies stock were excluded from the calculation of diluted earnings per share as of September 30, 2008 and 2007, respectively, because they were anti-dilutive.

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

The Company follows Financial Accounting Standards No. 130 (SFAS 130) "Reporting Comprehensive Income." SFAS 130 requires a Company to report comprehensive income (loss) and its components in a full set of financial statements. Comprehensive income (loss) includes the change in equity during a period from transactions and other events and circumstances from non-owner sources, such as unrealized gains (losses) on foreign currency translation adjustments. Changes in unrealized foreign currency translation gains (losses) for the nine months ended September 30, 2008 and 2007 amounted to ($79,195) and ($51,293), respectively. Accordingly, comprehensive loss for the nine months ended September 30, 2008 and 2007 amounted to $5,045,374 and $13,574,532, respectively.

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

On August 15, 2007, the Company entered into an agreement with Core Strategies, LLC (“Core Strategies”) which provides services of several Core Strategies partners including Joseph Formichelli as Chief Executive Officer of the Company on a full-time basis, and a marketing and sales executives on a part-time basis. The Company pays Core Strategies $20,000 per month and has issued 8,000,000 warrants to purchase the Company’s common stock. Effective October 1, 2008, the Company terminated the contract with Core Strategies and hired the CEO and sales executive.

Accrual for Employment Retirement Benefits

The Company has recorded a liability of $87,556 and $86,683 as of September 30, 2008 and December 31, 2007, respectively, for employment retirement benefits. The Company believes that any liability will be settled with the closing of the Korean office to be completed by year end.

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

The Company has also recorded an intangible asset for costs incurred with filing approved patents and trademarks of approximately $34,000. The Company has written off the value of both of these assets in connection with the closing of the Korean subsidiary.

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

Note 4 - Bond payable

The bond payable (Won 300 million) at September 30, 2008 and December 31, 2007, was issued to a third party in December 2002 and matures in December 2007. The bond carries no interest and has been discounted using a 7% interest rate. The bond payable is summarized as follows:

	September 30,	December 31,
	2008	2007
Face Amount	$248,707	$322,582
Less: Discount	(93,926)	(93,926)
Plus: Amortization of discount	93,926	93,926

Carrying value	$248,707	$322,582

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

The convertible debentures payable is summarized as follows:

	September 30,	December 31,
	2008	2007
Face Amount	$8,897,783	$8,492,847
Less: Discount	(5,062,256)	(5,062,256)
Plus: Amortization of discount	2,230,152	970,205

Carrying value	$6,065,679	$4,400,796

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

During the nine month period ended September 30, 2008, the Company issued 160,000 shares of common stock for the conversion of $10,000 in Debentures principal and issued 97,925 shares of common stock for the conversion of $2,350 in accrued interest.

Note 7 - Stockholders' equity

Capital stock

At September 30, 2008 and December 31, 2007, the Company had an authorized number of shares of 750,000,000 Common Shares and 100,000,000 of Preferred Shares, 30,000,000 of which has been designated as Preferred Series A Shares and 7,000,000 of which has been designated Preferred Series B Shares. As of September 30, 2008, the total issued and outstanding shares were 86,561,449 Common Shares, 21,306,261 Preferred Series A Shares, and 3,063,402 Preferred Series B Shares. As of December 31, 2007, the total issued and outstanding shares were 85,273,680 Common Shares, 22,320,598 Preferred Series A Shares, and 3,063,402 Preferred Series B Shares.

During the years ended December 31, 2007, 740,907 shares of Preferred Series A were converted to Common Shares, respectively, at a rate of 1:1.

During the nine months ended September 30, 2008, 1,014,337 shares of Preferred Series A were converted to Common Shares, respectively, at a rate of 1:1.

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

Stock Compensation

Through September 30, 2008 and 2007, the Company has granted approximately 4.6 million of its common stock to employees and others, of which approximately 4.4 common shares have vested. These shares issuances were valued between $0.07-0.50 based upon management's estimate of the fair value of the common stock on the date of issuance. These stocks grants have certain vesting provisions through May 2009. For the nine months ended September 30, 2008 and 2007, approximately 0 and 166,000 shares, respectively, vested and a charge to compensation expense of $14,250 and $37,922, respectively, was recorded. The remaining unvested shares valued at approximately $14,250 are being amortized over their respective vesting periods.

Employee Stock Options

On January 1, 2006, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” using the modified prospective method. For the nine months ended September 30, 2008 and 2007, the Company recognized stock-based compensation of $148,814 and $116,842, respectively. The Company considers voluntary termination behavior as well as trends of actual option forfeitures when estimating its forfeiture rate. Given the limited history of outstanding options, the Company has estimated a 0% forfeiture rate and has only recorded actual forfeitures as incurred.

Stock options issued under the Company’s Long-term Incentive Plans are granted with an exercise price equal or greater than the market price of the Company’s stock at the date of grant and expire ten years from the date of grant. These options generally vest over a two- or three-year period. During the nine months ended September 30, 2008 and 2007, the Company issued 2.2 million and 0 options, respectively, to purchase common stock which had a fair market value of $32,780 and $0, respectively, which was calculated using the Black-Scholes option-pricing model.

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

	2008	2007
Risk free interest rate	5.00%	7.33-8.25%
Forfeiture Rate	0.00%	0.00%
Expected Term (years)	5	5
Expected volatility	100.00%	100.00%
Dividend Yield	0.00%	0.00%

Information about all employee options outstanding is as follows:

For the nine months ended September 30,	2008		2007
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Options Outstanding at beginning of period	16,117,500	$0.15	3,176,015	$0.79
Granted	2,200,000	$0.0625	0	$-
Cancelled	0	$-	-	$-
Options Outstanding at end of period	18,317,500	$0.14	3,176,015	$0.79

As of September 30, 2008, a total of 7,909,532 employee stock options are exercisable and the unamortized stock compensation is $224,542.

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

Business

Our business strategy is to become a leader in researching, developing and commercializing next-generation cooling solutions which are focused on the computer, flat panel display, LED-lighting, and communications industries. We develop, manufacture, market, sell and/or license our patented thermal management products and technology to original equipment manufacturers (OEMs), third party design/manufacturers and to total solution providers in the thermal management business. We believe that our products absorb, transport and dissipate heat more efficiently than current heat-pipe/heat-sink cooling solutions. Our unique cooling device uses patented combinations of liquid and vapor layers to manage liquid and vapor at very high speeds through micro-channels within the assemblies.

We have succeeded in achieving several design wins with major suppliers of graphics and memory solutions sold at both retail and into branded end products. Celsia has partnered with a major device manufacturer and our NanoSpreaders™ technology has been successfully demonstrated at this manufacturer’s recent technical forum on cooling solutions. We engage with such companies who find our technology an attractive solution to their thermal management needs. To improve this communications with future clients we have engaged and trained a rep sales force to more thoroughly cover both the USA and Europe. We believe that we provide better performance than competing technologies at a competitive price. Use of our products allows the OEMs and solution providers to either offer higher performance or run their systems cooler. We expect design wins in all of our target markets, which include LED’s, graphics chips, high end CPUs, communications equipment and memory applications.

We expect our product development, and project management activities to continue to be driven by commercial opportunities and undertaken as a result of potential customers requesting test units. The test orders that we receive from potential customers are fulfilled either by (1) modification of already commercialized products or (2) new solutions designed together with input from the potential customer. The majority of our R&D resources are dedicated to meeting and quoting on the potential customer’s requirements with an objective of commercial opportunities which will be available in quantities, to end users, within a three to four quarter time period.

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

In December 2007, we relocated our engineering and pilot line facilities from Korea to Taiwan. Our Korean staff and facilities were downsized to a sales and administrative support function only and these functions will be totally phased out by the end of our 2008 fiscal year. The relocation to Taiwan resulted in a more responsive unit operating at lower costs. Any additional capital expenditures will be focused on complementing the Taiwan pilot plant with specific volume related equipment and on specific research and development related test equipment. All investments will be driven by commercialization opportunities, customer driven projects, and/or commercial volumes.

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

Results of Operations

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

We produced revenues of $228,157 for the three months ended September 30, 2008 compared to $208,266 for the three months ended September 30, 2007. The increase in revenues is a result of customers paying for test samples and commercial deliveries of our NanoSpreaders™. Cost of sales for the three months ended September 30, 2008 were $255,196 compared to $329,089 for the same period for the fiscal year 2007. We have decreased our cost of sales and narrowed our loss in profit margin because we have scaled down the sales of low margin thermal management commodity products that was part of a Korean business acquisition in April 2007.

We are currently operating with strict cost controls in order to manage our commercialization process. A majority of our expenses for the three months ended September 30, 2008 and 2007 were selling and administrative expenses. The selling and administrative expenses for the three months ended September 30, 2008 were $815,008 compared to $1,057,060 for the same period in fiscal 2007. The main costs are personnel costs, professional fees, and travel expenses. The decrease in expenses is due to a company wide initiative to reduce expenses and personnel.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

We produced revenues of $948,203 for the nine months ended September 30, 2008 compared to $506,921 for the nine months ended September 30, 2007. The increase in revenues is a result of customers paying for test samples and commercial deliveries of our NanoSpreaders™. Cost of sales for the nine months ended September 30, 2008 were $997,637 compared to $877,027 for the same period for the fiscal year 2007. This increase is attributable to increased production activity originating from an increasing demand for our products.

We are currently operating with strict cost controls in order to manage our commercialization process. A majority of our expenses for the nine months ended September 30, 2008 and 2007 were selling and administrative expenses. The selling and administrative expenses for the nine months ended September 30, 2008 were $2,235,824 compared to $2,559,364 for the same period in fiscal 2007. The main costs are personnel costs, professional fees, and travel expenses. The decrease in expenses is due to a company wide initiative to reduce expenses and personnel.

Liquidity and Capital Resources

Our main source of liquidity and funding for our operations has historically been from monies raised from various financings. During fiscal 2007, we raised an aggregate amount of $8,492,847 in cash through the issuance of secured convertible debentures, which become due in May 2010. At September 30, 2008, our operational cash outflow was approximately $260,000 per month. Our main use of cash relates to product development driven by customer projects and general and administrative expenses.

In order to reduce our cash outflows, during March 2008, we obtained consent from our debenture holders to modify the terms of the debentures to provide that, in lieu of making the interest payments due thereunder in cash or in shares of our common stock on the interest payment due dates, the interest payments shall accrue and be paid in full in cash at the maturity date of the debentures. As an incentive to provide the consent, we agreed to pay the debenture holders, at the maturity date of the debentures, an amount in cash equal to 2% of the outstanding principal amount of the debentures as of March 31, 2008 (or approximately $178,000). Each debenture holder continues to have the right, in its sole discretion, to convert any accrued but unpaid interest on the principal amount due under the debentures into shares of our common stock at the applicable interest conversion rate at any time prior to the maturity date.

Based on our current operating plan, we anticipate using our cash mainly to continue commercialization efforts and to expand the distribution network for our technology solutions. The main uses for our cash will be for sales and marketing, general and administrative, and research and development expenses. Investments will be focused on product development and manufacturing. All investments will be driven by commercialization opportunities. Our total cash needs for the next twelve months following October 1, 2008 is estimated to be approximately $1.6 million. We currently believe that our cash balances and anticipated cash flows from operations will be sufficient to meet our normal operating needs through January 2009. We expect to fund our operations, including capital costs and the costs of any necessary implementation of technological innovations, through cash generated from operations and from the proceeds of additional financing that we are in the process of seeking to obtain.   There can be no assurance that we will be successful in raising the necessary financing that we need to continue our operations. Our subsidiary has a $248,707 note payable to a strategic partner that matured in 2007 and remains unpaid.

The ratio between current assets and current liabilities at September 30, 2008 was approximately 0.65 to 1.0.

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

Our business is not seasonal and the effect of inflation on our revenue and operating results was not significant.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

We are a smaller reporting company and this Item is not applicable to us.

Item 4. T.	Controls and Procedures.

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

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008 and concluded that the disclosure controls and procedures were not effective, because certain deficiencies involving internal controls constituted a material weakness as discussed below. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

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

Our material weakness in our internal control over financial reporting relates to the monitoring and review of work performed by our Chief Financial Officer in the preparation of financial statements, footnotes and financial data provided to the our registered public accounting firm in connection with the annual audit. All of our financial reporting is carried out by our Chief Financial Officer. This lack of accounting staff results in a lack of segregation of duties necessary for an effective system of internal control. The material weakness identified did not result in the restatement of any previously reported financial statements or any other related financial disclosure, nor does management believe that it had any effect on the accuracy of our financial statements for the current reporting period.

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

On October 19, 2007, our former President, CEO, and member of the Board of Directors, filed a lawsuit in the Miami-Dade County Circuit Court claiming failure to pay bonuses, severance, and other benefits in connection with his previously reported termination by us. We have filed a motion to Compel Arbitration and Stay Proceedings as provided by the employment contract with us. On April 16, 2008, the court granted our motion and ordered (i) that the Plaintiff commence arbitration in accordance with the terms of the employment agreement within six (6) months of the date of the order and (ii) all proceedings are stayed until the conclusion of the arbitration proceedings.  Pursuant to the court order, if arbitration is not timely commenced the action will be dismissed. We believe the employee's claims are without merit and intends to defend the action vigorously. The settlement of this action is not expected to have a material impact on our financial position.

Item 2.	Exhibits.

Exhibit Number	Exhibit

3(i).4	Second Amended and Restated Articles of Incorporation of Celsia Technologies, Inc.

31.1	Certification pursuant to Rules 13a – 14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification pursuant to Rules 13a – 14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification pursuant to 18 U.S.C. Section 1350.

32.2	Certification pursuant to 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CELSIA TECHNOLOGIES, INC.

Date: November 13, 2008	By:	/s/ Joseph C. Formichelli
Joseph C. Formichelli
Chief Executive Officer

	By:	/s/ Jorge A. Fernandez
Jorge A. Fernandez
Chief Financial Officer

EXHIBIT INDEX

The following exhibits are filed as part of this Form 10-Q

Exhibit No.	Description

3(i).4	Second Amended and Restated Articles of Incorporation of Celsia Technologies, Inc.

31.1	Certification of Chief Executive Officer Pursuant to Rules 13a – 14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer Pursuant to Rules 13a – 14(a) and 15d – 14(a) under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350.